Form 10-K
period 2005-07-31
FERRELLGAS FINANCE CORP; FERRELLGAS L P; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P
filed 2005-10-14
CIK 922360, 922359, 1012493, 922358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183
Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware (States or other jurisdictions of incorporation or organization)	43-1698480 43-1742520 43-1698481 14-1866671 (I.R.S. Employer Identification Nos.)
7500 College Boulevard, Suite 1000, Overland Park, Kansas 66210
(Address of principal executive office)        (Zip Code)
Registrants’ telephone number, including area code: (913) 661-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units of Ferrellgas Partners, L.P.	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
Limited Partner Interests of Ferrellgas, L.P.
Common Stock of Ferrellgas Finance Corp.
Title of class
      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P.:	Yes	☑	No	☐
Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.:	Yes	☐	No	☑
      The aggregate market value as of January 31, 2005, of Ferrellgas Partners, L.P.’s Common Units held by nonaffiliates of Ferrellgas Partners, L.P., based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $743,993,000. There is no aggregate market value of the common equity of Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp. as their common equity is not sold or traded.
      At August 31, 2005, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	60,154,054	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
Documents Incorporated by Reference: None
      EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I (1)(A) AND (B) OF FORM 10-K AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS.
      Ferrellgas Partners, L.P. is a Delaware limited partnership. Our common units are listed on the New York Stock Exchange and our activities are primarily conducted through our operating partnership, Ferrellgas, L.P., a Delaware limited partnership. We are the sole limited partner of Ferrellgas, L.P. with an approximate 99% limited partner interest.
      In this Annual Report, unless the context indicates otherwise, references to:

•	“us,” “we,” “our,” or “ours,” refer to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units” or “senior units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;

•	the “operating partnership” refers to Ferrellgas, L.P.; together with its consolidated subsidiaries, including Ferrellgas Finance Corp.

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;

•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors or marketers;

•	“propane sales volumes” refers to the volume of propane sold to our customers and excludes any volumes of bulk propane sold to our wholesale customers and other bulk propane distributors or marketers; and

•	“Notes” refers to the notes of the consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.
      Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp.
      The operating partnership was formed in 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to $268.0 million in the aggregate principal amount of 8.75% senior notes due 2012 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.
      Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, Inc., owns approximately 31% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust, established in 1998 for the benefit of the employees of Ferrell Companies and our general partner.
      We file annual, quarterly, and other reports and other information with the SEC. You may read and download our SEC filings over the internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s public reference room located at, 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the public reference room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and this other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any internet addresses provided in this Form 10-K are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
General
      We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest marketer of propane in the United States, including the largest national provider of propane by portable tank exchange, as measured by our propane sales volumes in fiscal 2005.
      We serve more than one million residential, industrial/commercial, portable tank exchange, agricultural, and other customers in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country. Our propane distribution business consists principally of transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of independent and partnership-owned distribution outlets.
      In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating and cooking. In the portable tank exchange market, propane is used primarily for outdoor cooking using gas grills. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts and as a heating or energy source in manufacturing and drying processes.
      In our past three fiscal years, we reported annual propane sales volumes of:

Propane Sales
Fiscal Year Ended	Volumes

(In millions)
July 31, 2005	898
July 31, 2004	874
July 31, 2003	899
      The increase in propane sales volumes in fiscal 2005 as compared to fiscal 2004 was due to the contribution from the Blue Rhino transaction and the retail propane acquisitions completed during fiscal 2004 and 2005. This increase was partially offset by the impact from customer conservation caused by higher commodity prices, and to a lesser extent, warmer than normal temperatures. National average heating season temperatures (November through March), as reported by the National Oceanic and Atmospheric Administration, were 6% warmer than normal as compared to temperatures that were 5% warmer than normal in fiscal 2004.
      In July, 2005 we completed the sale of certain non-strategic storage and terminal assets of our operating partnership to an unrelated third party. These assets were sold for $144.0 million in cash, plus a post-closing payment for, among other things, accounts receivable and inventory. The operating partnership used the proceeds from this sale to retire a series of maturing fixed rate senior notes totaling $109.0 million, plus accrued interest. The remainder of the sale proceeds was used to reduce borrowings outstanding under our operating partnership’s bank credit facility. We recorded a gain in fiscal 2005 of approximately $97.0 million related to the sale of these operations. The assets, liabilities and results of these operations have been classified as discontinued operations in our consolidated financial statements. See Note D — Discontinued operations — of our consolidated financial statements for a further discussion.

Our History
      We were formed in 1994 in connection with our initial public offering. Our operations began in 1939 as a single location propane distributor in Atchison, Kansas. Our initial growth largely resulted from small acquisitions in rural areas of eastern Kansas, northern and central Missouri, Iowa, western Illinois, southern Minnesota, South Dakota and Texas. Since 1986, we have acquired approximately 155 propane distributors. As of July 31, 2005, we had 853 propane distribution locations from which we distribute product to our propane customers. See Item 2. “Properties” for more information about our propane distribution locations.
      On April 20, 2004, an affiliate of our general partner acquired all of the outstanding common stock of Blue Rhino Corporation in an all cash merger, after which it converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC. On April 21, 2004, this affiliate contributed Blue Rhino LLC to our operating partnership, through a series of transactions. Blue Rhino LLC was thereafter merged with and into our operating partnership. As a result of this contribution, we have become the largest national provider of propane by portable tank exchange as well as a leading supplier of related propane and non-propane products to consumers through many of the nation’s largest retailers. This contribution expanded our operations to all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, and Canada. Other than the Blue Rhino contribution, our largest recent acquisitions have been:

		Estimated Propane
		Sales Volumes
Company	Date Acquired	Acquired

		(In millions)
Thermogas	December 1999	270
Skelgas Propane	May 1996	93
Business Strategy
      Our business strategy is to:

•	achieve operating efficiencies through the utilization of our technology platforms;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interest with our investors through significant employee ownership.

Achieving operating efficiencies through the utilization of our technology platforms.
      During the last four fiscal years, we have allocated considerable resources toward the purchase and development of new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. We have incurred capital expenditures of $63.9 million during this four year period related to the development and deployment of this technology initiative, including the purchase of computer hardware and software and the development of new software. These capital expenditures were funded primarily from net cash provided by operating activities.
      During fiscal 2002 and 2003, we conducted pilot programs of this new technology initiative in limited geographic regions. In fiscal 2004, we began the full deployment of this new technology initiative to our retail propane distribution locations. Approximately one-third of this deployment was completed by the end of fiscal 2004 with the remainder completed in fiscal 2005 and the first month of fiscal 2006. We now operate all of our retail propane distribution locations on this new technology platform.
      We anticipate that our new technology initiative will improve the routing and scheduling of our customer deliveries, customer administration and operational workflow for the retail sale and delivery of bulk propane. We expect to achieve significant cost savings and other benefits from this new technology platform, which we estimate will annually contribute more than $30.0 million to our financial performance beginning in fiscal 2006.

      We incurred approximately $13.0 million of operating expenses in fiscal 2005 primarily related to increased costs for data management and processing, telecommunication costs, training, equipment leasing and other costs related to the establishment of this new technology platform. We expect that, with the full deployment of our technology platform, these increased expenses will be offset by reductions in costs from efficiencies where this new technology platform is utilized.

Capitalizing on our national presence and economies of scale.
      We believe our national presence of 853 propane distribution locations in the United States as of July 31, 2005 gives us advantages over our smaller competitors. These advantages include economies of scale in areas such as:

•	product procurement;

•	transportation;

•	fleet purchases;

•	propane customer administration; and

•	general administration.
      We believe that our national presence allows us to be one of the few propane distributors that can competitively serve commercial customers and portable tank exchange customers on a nationwide basis, including the ability to serve such propane customers through leading home-improvement centers, mass merchants, hardware, grocery and convenience stores. In addition, we believe that our national presence provides us opportunities to make acquisitions of other propane distribution companies that overlap with our existing operations, providing economies of scale and significant cost savings in these markets.
      Additionally, we believe our recent, significant investments in technology give us an on-going competitive advantage to operate more efficiently and effectively at a lower cost compared to most of our competitors. We do not believe many of our competitors will be able to justify similar investments in the near term. Our technology advantage has resulted from significant investments made in our new retail propane distribution operating platform together with the state-of-the-art tank exchange operating platform obtained as part of the Blue Rhino contribution in April 2004. We believe that similar investments in technology require both a large scale and a national presence, such as ours, in order to generate sustainable operational savings to produce a sufficient return on investment. For this reason, we believe these two technology platforms provide us an on-going competitive advantage.

Employing a disciplined acquisition strategy and achieving internal growth.
      We expect to continue the expansion of our propane customer base through the acquisition of other propane distributors. We intend to concentrate on acquisition activities in geographical areas adjacent to our existing operations, and on a selected basis in areas that broaden our geographic coverage. We also intend to focus on acquisitions that can be efficiently combined with our existing propane operations to provide an attractive return on investment after taking into account the economies of scale and cost savings we anticipate will result from those combinations. Our goal is to improve the operations and profitability of the businesses we acquire by integrating them into our established national organization and leveraging our new state-of-the-art technology platforms to help reduce costs and enhance customer service. We believe that our enhanced operational synergies, improved customer service and ability to better track the financial performance of acquired operations provide us a distinct competitive advantage and better analysis as we consider future acquisition opportunities.
      We believe that we are positioned to successfully compete for growth opportunities within our existing operating regions. A recent renewed focus on our sales and marketing efforts is expected to revitalize our internal growth. Our efforts will be focused on adding density to our existing customer base, providing propane and complimentary services to national accounts and other product offerings to existing customer relationships. In fiscal 2006, we also intend to expand our propane distribution operations into several areas to which we have not historically provided propane service. This expansion will give us new growth opportunities at a lower cost structure by leveraging the capabilities of our new operating platforms. Additionally, we believe these propane operations will operate at a lower cost structure as compared to our competitors and provide our new customers the benefits of our nationwide distribution network.

Aligning employee interests with our investors.
      In 1998, we established an employee benefit plan that we believe aligns the interests of our employees with those of our investors. Through the Ferrell Companies, Inc. Employee Stock Ownership Trust, our employees own approximately 31% of our outstanding common units, allowing them to participate directly in our overall success. This plan is unique in the propane distribution industry and we believe that the entrepreneurial culture fostered by employee-ownership provides us with another distinct competitive advantage.
Distribution of Propane and Related Equipment and Supplies
      Our propane distribution business consists principally of transporting propane purchased from third parties to our propane distribution locations and then to tanks on customers’ premises and to portable propane tanks. Our market areas for our residential and agricultural customers are generally rural, but also include urban areas for industrial applications. Our market area for our industrial/commercial and portable tank exchange customers is generally urban. We utilize marketing programs targeting both new and existing customers by emphasizing:

•	our efficiency in delivering propane to customers;

•	our employee training and safety programs;

•	our enhanced customer service, facilitated by our new technology platform and our nationwide 24 hour/seven days a week retail customer call support capabilities; and

•	our national distributor network for our commercial and portable tank exchange customers.
The distribution of propane generally involves large numbers of small volume deliveries averaging approximately 250 gallons each. Our retail deliveries of propane are typically transported from our retail propane distribution locations to our customers by our fleet of bulk delivery trucks, which are generally fitted with a 3,000 gallon tank. Propane storage tanks located on our customers’ premises are then filled from these bulk delivery trucks. We also deliver propane to our industrial/commercial and portable tank exchange customers using our fleet of portable tank and portable tank exchange delivery trucks, truck tractors and portable tank exchange delivery trailers.
      A substantial majority of our gross profit is derived from the distribution and sale of propane and related risk management activities. Gross profit from our propane distribution operations is derived primarily from five customer groups:

•	residential;

•	industrial/commercial;

•	portable tank exchange;

•	agricultural; and

•	other.
      Our gross profit from the distribution of propane is primarily based on margins; the cents-per-gallon difference between our costs to purchase and distribute propane and the sale price we charge our customers. Our residential customers and portable tank exchange customers typically provide us a greater cent per gallon margin than our industrial/commercial, agricultural and other customers. Should wholesale propane prices decline in the future, our cent per gallon margin on the distribution of propane to our customers should increase in the short-term because customer prices have tended to change less rapidly than wholesale prices.

Likewise, should the wholesale cost of propane increase, our cent per gallon margin and profitability would likely be reduced, for the short-term, until customer prices could be increased.
      Residential customers typically rent their storage tanks from their distributors. Approximately 80% of our residential customers rent their tanks from us. Our rental terms and the fire safety regulations in some states require rented bulk tanks to be filled only by the propane supplier owning the tank. The cost and inconvenience of switching bulk tanks helps minimize a customer’s tendency to switch suppliers of propane on the basis of minor variations in price, helping us minimize customer loss.
      In addition, we generally lease tanks to independent distributors involved with our delivery of propane by portable tank exchange operations. Our owned and independent distributors provide portable tank exchange customers with a national delivery presence that is generally not available from our competitors.
      Some of our retail propane distribution locations also conduct the retail sale of propane appliances and related parts and fittings, as well as other retail propane related services and consumer products.
      In fiscal 2005, no one customer accounted for 10% or more of our consolidated revenues.

Effect of Weather and Seasonality
      Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the propane volumes sold for this purpose are directly affected by the severity of winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage by consumers, while sustained colder-than-normal temperatures will tend to result in greater consumer usage.
      The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, our sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating months of November through March.
      In addition, propane sales volume traditionally fluctuates from year to year in response to variations in weather, price and other factors. We believe that our broad geographic distribution helps us minimize exposure to regional weather and economic patterns. See additional information about how seasonality affects our debt to cash flow ratios and the payment of quarterly distributions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” During times of colder than normal winter weather, we have been able to take advantage of our large, efficient distribution network to avoid supply disruptions such as those experienced by some of our competitors in the past, thereby providing us a competitive advantage in the markets we serve.

Risk Management Activities
      Our risk management activities primarily attempt to mitigate risks related to the purchase, storage and transport of propane. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. That fluctuation subjects us to potential price risk, which we attempt to minimize through the use of risk management activities.
      Our risk management activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price risk on sale commitments to our customers and payment commitments to independent distributors.
      Our risk management activities are intended to generate a profit, which we then apply to offset our cost of product sold. The results of risk management activities directly related to our delivery of propane to our customers, which includes our supply procurement, storage and transportation activities, are included in cost of product sold and margins and are accounted for primarily at cost. The results of our other risk management activities are presented separately in our discussion of gross profit as risk management trading activities and are accounted for at fair value. The results from our risk management activities are included in our discussions about our results of operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosures about Risk Management Activities Accounted for at Fair Value” and “Quantitative and Qualitative Disclosures about Market Risk.”

Risk management activities — supply procurement and transportation
      Through our supply procurement activities, we purchase propane primarily from major domestic energy companies. Supplies of propane from these sources have traditionally been readily available, although no assurance can be given that they will be readily available in the future. We may purchase and store inventories of propane to avoid delivery interruptions during the periods of increased demand and to take advantage of favorable commodity prices. As a result of our ability to buy large volumes of propane and utilize our national distribution system, we believe we are in position to achieve product cost savings and avoid shortages during periods of tight supply to an extent not generally available to other propane distributors. We are not dependent upon any single supplier, the loss of which would have a material adverse effect on us. During fiscal 2005, no supplier provided us 10% or more of our total propane purchases. However, if supplies were interrupted or difficulties in obtaining alternative transportation were to arise, the cost of procuring replacement supplies may materially increase.
      A portion of our propane inventory is purchased under supply contracts that typically have a one-year term and a price that fluctuates based on the spot market prices. In order to limit overall price risk, we will enter into fixed price over-the-counter energy commodity forward and swap contracts that generally have terms of less than 18 months. We also use options and swaps to hedge a portion of our forecasted purchases for up to 18 months in the future.
      We also incur risks related to the price and availability of propane during periods of much colder than normal weather, temporary supply shortages concentrated in certain geographic regions and commodity price distortions between geographic regions. In addition to the use of other risk management activities, we attempt to mitigate these risks through our transportation activities by utilizing our transport truck and railroad tank car fleet to distribute propane between supply or storage locations and propane distribution locations. The propane we sell to our customers is generally transported from natural gas processing plants and refineries, pipeline terminals and storage facilities to propane distribution locations or storage facilities by our leased railroad tank cars and our owned or leased highway transport trucks. We also use common carrier transport trucks during the peak delivery season in the winter months or to provide service in areas where economic considerations favor common carrier use. We are also able to use a portion of our transport truck fleet during the spring and summer months to support propane sales volume related to our portable tank exchange customers.

Risk management trading activities
      We also purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities utilize energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. These risk management trading activities are intended to generate a profit, which we then apply to reduce our cost of product sold. Although these activities attempt to mitigate our commodity price risk, we do not attempt to qualify these transactions for hedge accounting treatment. These transactions are accounted for at fair value in our consolidated statements of earnings.
Industry
      Natural gas liquids are derived from petroleum products and are sold in compressed or liquefied form. Propane, the predominant natural gas liquid, is typically extracted from natural gas or separated during crude oil refining. Although propane is gaseous at normal pressures, it is compressed into liquid form at relatively low pressures for storage and transportation. Propane is a clean-burning energy source, recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources.
      Based upon industry publications, propane accounts for approximately 3% to 4% of household energy consumption in the United States, a level which has remained relatively constant for the past two decades. Propane competes primarily with natural gas, electricity and fuel oil as an energy source principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and urban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent British Thermal Unit (“BTU”) basis in locations served by natural gas, although propane is often sold in such areas as a standby fuel for use during peak demands and during interruption in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the neighborhoods affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.
      Propane is generally less expensive to use than electricity for space heating, water heating and cooking and competes effectively with electricity in the parts of the country where propane is less expensive than electricity on an equivalent BTU basis. Although propane is similar to fuel oil in application, market demand and price, propane and fuel oil have generally developed their own distinct geographic markets. Because residential furnaces and appliances that burn propane will not operate on fuel oil, a conversion from one fuel to the other requires the installation of new equipment. Residential propane customers will have an incentive to switch to fuel oil only if fuel oil becomes significantly less expensive than propane. Conversely, we may be unable to expand our customer base in areas where fuel oil is widely used, particularly the northeast United States, unless propane becomes significantly less expensive than fuel oil. However, many industrial customers who use propane as a heating fuel have the capacity to switch to other fuels, such as fuel oil, on the basis of availability or minor variations in price.
Competition
      In addition to competing with marketers of other fuels, we compete with other companies engaged in the propane distribution business. Competition within the propane distribution industry stems from two types of participants: the larger, multi-state marketers, including farmers’ cooperatives, and the smaller, local independent marketers, including rural electric cooperatives. Based on our propane sales volumes in fiscal 2005, we believe that we are the second largest marketer of propane in the United States and the largest national provider of propane by portable tank exchange.
      Most of our retail propane distribution locations compete with three or more marketers or distributors, primarily on the basis of reliability of service and responsiveness to customer needs, safety and price. Each retail distribution outlet operates in its own competitive environment because propane marketers typically reside in close proximity to their customers to lower the cost of providing service.
Other Activities
      Our other activities primarily include the following:

•	common carrier services;

•	wholesale marketing of propane appliances;

•	wholesale propane marketing and distribution;

•	the sale of refined fuels; and

•	the sale of carbon dioxide.

These activities together with the retail sale of propane appliances and related parts and fittings, the renting of bulk propane tanks to customers, and other retail propane related services comprised less than 10% of our total revenues in our fiscal 2005.
Employees
      We have no employees and are managed by our general partner pursuant to our partnership agreement. At August 31, 2005, our general partner had 3,704 full-time employees.
      Our general partner employed its employees in the following areas:

Propane distribution locations	2,994
Risk management, transportation and wholesale	256
Centralized corporate functions	454

Total	3,704

      Less than one percent of these employees are represented by an aggregate of four different local labor unions, which are all affiliated with the International Brotherhood of Teamsters. Our general partner has not experienced any significant work stoppages or other labor problems.
Governmental Regulation — Environmental and Safety Matters
      Propane is not currently subject to any price or allocation regulation and propane has not been defined by any federal or state environment law as an environmentally hazardous substance.
      In connection with all acquisitions of propane distribution businesses that involve the purchase of real property, we conduct a due diligence investigation to attempt to determine whether any substance other than propane has been sold from, stored on or otherwise come into contact with any such real property prior to its purchase. At a minimum, due diligence includes questioning the sellers, obtaining representations and warranties concerning the sellers’ compliance with environmental laws and visual inspections of the real property.
      With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of flammable materials and are administered by the United States Department of Transportation. The National Fire Protection Association Pamphlet No. 58 establishes a national standard for the safe handling and storage of propane. Those rules and procedures have been adopted by us and serve as the industry standard by the states in which we operate.
      We believe that we are in material compliance with all governmental regulations and industry standards applicable to environmental and safety matters.
Trademarks and Service Marks
      We market our goods and services under various trademarks and tradenames, which we own or have a right to use. Those trademarks and tradenames include marks or pending marks before the United States Patent and Trademark Office such as Ferrellgas, Ferrell North America, Ferrellmeter and NRG Distributors. Our general partner has an option to purchase for a nominal value the tradenames “Ferrellgas” and “Ferrell North America” and the trademark “Ferrellmeter” that it contributed to us during 1994, if it is removed as our general partner other than “for cause.” If our general partner ceases to serve as our general partner for any reason other than “for cause,” it will have the option to purchase our other tradenames and trademarks from us for fair market value.
      We believe that the Blue Rhino mark and Blue Rhino’s other trademarks, service marks and patents are an important part of our consistent domestic and international growth in both tank exchange and outdoor living product categories. Included in the registered and pending trademarks and service marks are the designations Blue Rhino®, Blue Rhino & Design®, Rhino Designtm, Grill Gas & Design®, A Better Waytm, Spark Something Fun®, America’s Choice for Grill Gas®, RhinoTUFF®, Tri-Safe®, Drop, Swap and Gotm, Rhino Powertm, Uniflame®, UniGrill®, Patriot®, Grill Aficionado®, Skeetervac®, Fine Tune®, Vac & Tac®, Wavedrawer®, It’s Your Backyard. Enjoy It More With Skeetervac®, Less Biting Insects. More Backyard Fun®, DuraClay®, Endless Summer® and Endless Summer Comfort®. In addition, we have patents issued for a Method for Reconditioning a Propane Gas Tank and an Overflow Protection Valve Assembly, which expire in 2017 and 2018, respectively, as well as various other patents and patent applications pending. The protection afforded by our patents furthers our ability to cost-effectively service our customers and to maintain our competitive advantages.
Businesses of Other Subsidiaries
      Ferrellgas Partners Finance Corp. is a Delaware corporation formed in 1996 and is our wholly-owned subsidiary. Ferrellgas Partners Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of Ferrellgas Partners. Institutional investors that might otherwise be limited in their ability to invest in debt securities of Ferrellgas Partners because it is a partnership are potentially able to invest in debt securities of Ferrellgas Partners because Ferrellgas Partners Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. is not presented in this Annual Report. See Note B to Ferrellgas Partners Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Partners Finance Corp. is serving as a co-issuer and co-obligor.
      Ferrellgas Finance Corp. is a Delaware corporation formed in 2003 and is a wholly-owned subsidiary of the operating partnership. Ferrellgas Finance Corp. has nominal assets and does not conduct any operations, but serves as a co-issuer and co-obligor for debt securities of the operating partnership. Institutional investors that might otherwise be limited in their ability to invest in debt securities of the operating partnership because it is a partnership are potentially able to invest in debt securities of the operating partnership because Ferrellgas Finance Corp. acts as a co-issuer and co-obligor. Because of its structure and pursuant to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Finance Corp. is not presented in this Annual Report. See Note B to Ferrellgas Finance Corp.’s financial statements for a discussion of the debt securities with respect to which Ferrellgas Finance Corp. is serving as a co-issuer and co-obligor.
      Ferrellgas Receivables, LLC was organized in September 2000, and is a wholly-owned, unconsolidated qualifying special purpose entity and a subsidiary of the operating partnership. The operating partnership transfers interests in a pool of accounts receivable to Ferrellgas Receivables. Ferrellgas Receivables then sells the interests to a commercial paper conduit of JP Morgan Chase Bank, N.A. Ferrellgas Receivables does not conduct any other activities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the transactions with Ferrellgas Receivables are accounted for in our consolidated financial statements as sales of accounts receivable with the retention of an interest in transferred accounts receivable. The accounts receivable securitization facility is more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Operating Activities” and in Note G — Accounts receivable securitization — to our consolidated financial statements provided herein.
      We also sell gas grills, patio heaters, fireplace and garden accessories, mosquito traps, and other outdoor products, the majority of which use portable propane tanks. These products are manufactured by independent third parties in Asia and are sold to mass market retailers in Asia or shipped to the United States, where they are sold under our various trade names. These products are sold through Blue Rhino Global Sourcing, LLC and Uni Asia, Ltd., each taxable corporations that are wholly-owned subsidiaries of the operating partnership.
      Blue Rhino Canada, Inc. is a taxable Delaware corporation through which we conduct our portable tank exchange in Canada and is a wholly-owned subsidiary of the operating partnership.

Risk factors

Risks Inherent in the Distribution of Propane

Weather conditions may reduce the demand for propane; our financial condition is vulnerable to warm winters and poor weather in the grilling season.
      Weather conditions have a significant impact on the demand for propane for both heating and agricultural purposes. Many of our customers rely heavily on propane as a heating fuel. Accordingly, our sales volumes of propane are highest during the five-month winter-heating season of November through March and are directly affected by the temperatures during these months. During fiscal 2005, approximately 59% of our propane sales volume was attributable to sales during the winter-heating season. Actual weather conditions can vary substantially from year to year, which may significantly affect our financial performance. Furthermore, variations in weather in one or more regions in which we operate can significantly affect our total propane sales volume and therefore our realized profits. A negative effect on our sales volume may in turn affect our results of operations. The agricultural demand for propane is also affected by weather, as dry or warm weather during the harvest season may reduce the demand for propane used in some crop drying applications.
      Our portable tank exchange operations experience higher volumes in the spring and summer, which includes the majority of the grilling season. Sustained periods of poor weather, particularly in the grilling season, can negatively affect our portable tank exchange revenues. In addition, poor weather may reduce consumers’ propensity to purchase and use grills and other propane-fueled appliances thereby reducing demand for portable tank exchange as well as the demand for our outdoor products.

The impact of hurricanes Katrina and Rita could have a material adverse effect on our business, financial condition and results of operations.
      In the fall of 2005, hurricanes Katrina and Rita struck the coast of a number of states on the Gulf of Mexico, including Texas, Louisiana, Mississippi and Alabama. The hurricanes destroyed thousands of business structures and homes. It is not possible at this time to determine either the short- or long-term effects the hurricanes may have on our business. Following the hurricanes, oil and gas prices have increased and supplies have decreased. It is likely that there will be disruptions in the supply chain for oil and gas products. Disruptions in supply could have a material adverse effect on our business, financial condition and results of operations. Damages and higher prices caused by the hurricanes could have an adverse effect on our financial condition due to the impact on the financial condition of our customers located in the Gulf Coast region and elsewhere in the United States.

The propane distribution business is highly competitive, which may negatively affect our sales volumes and/or our results of operations.
      Our profitability is affected by the competition for customers among all of the participants in the propane distribution business. We compete with a number of large national and regional firms and several thousand small independent firms. Because of the relatively low barriers to entry into the propane market, there is the potential for small independent propane distributors, as well as other companies not previously engaged in propane distribution, to compete with us. In recent years, some rural electric cooperatives and fuel oil distributors have expanded their businesses to include propane distribution. As a result, we are subject to the risk of additional competition in the future. Some of our competitors may have greater financial resources than we do. Should a competitor attempt to increase market share by reducing prices, our operating margins and customer base may be negatively impacted. Generally, warmer-than-normal weather further intensifies competition. We believe that our ability to compete effectively depends on our service reliability, our responsiveness to customers, our ability to maintain competitive propane prices and control our operating expenses.

The propane distribution industry is a mature one, which may limit our growth.
      The propane distribution industry is a mature one. We foresee only limited growth in total national demand for propane in the near future. Year-to-year industry volumes are primarily impacted by fluctuations in temperatures and economic conditions. Our ability to grow our sales volumes within the propane distribution industry is primarily dependent upon our ability to acquire other propane distributors and upon the success of our marketing efforts to acquire new customers. If we are unable to compete effectively in the propane distribution business, we may lose existing customers or fail to acquire new customers.

The propane distribution business faces competition from other energy sources, which may reduce the existing demand for our propane.
      Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against other propane suppliers and against suppliers of electricity, natural gas and fuel oil. Electricity is a major competitor of propane, but propane generally enjoys a competitive price advantage over electricity. Except for some industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because such pipelines generally make it possible for the delivered cost of natural gas to be less expensive than the bulk delivery of propane. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital cost required to expand distribution and pipeline systems, however, the gradual expansion of the nation’s natural gas distribution systems has resulted in the availability of natural gas in areas that were previously dependent upon propane. Although propane is similar to fuel oil in some applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other and due to the fact that both fuel oil and propane have generally developed their own distinct geographic markets. We cannot predict the effect that the development of alternative energy sources might have on our operations.

Energy efficiency and technology advances may affect demand for propane; increases in propane prices may cause our residential customers to increase their conservation efforts.
      The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, has reduced the demand for propane in our industry. We cannot predict the materiality of the effect of future conservation measures or the effect that any technological advances in heating, conservation, energy generation or other devices might have on our operations. As the price of propane increases, some of our customers tend to increase their conservation efforts and thereby decrease their consumption of propane. We cannot predict the materiality of the effect of those decreases on our financial results.

Current economic and political conditions may harm the energy business disproportionately to other industries.
      Deteriorating regional and global economic conditions and the effects of ongoing military actions against terrorists may cause significant disruptions to commerce throughout the world. If those disruptions occur in areas of the world which are tied to the energy industry, such as the Middle East, it is most likely that our industry will be either affected first or affected to a greater extent than other industries. These conditions or disruptions may:

•	impair our ability to effectively market or acquire propane; or

•	impair our ability to raise equity or debt capital for acquisitions, capital expenditures or ongoing operations.

Fuel prices are currently at high levels and rising fuel prices may adversely affect our profits.
      Fuel is a significant operating expense for us in connection with the delivery of propane to our customers. Rising fuel prices have resulted in increased transportation costs to us. The price and supply of fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, supply and demand for oil and gas, actions by oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and weather concerns. As a result, current fuel prices, and any increases in these prices, may adversely affect our profitability and competitiveness.

The revenues received from our portable tank exchange are concentrated with a limited number of retailers under non-exclusive arrangements that may be terminated at will.
      The propane gallons sales that we generate from our delivery of propane by portable tank exchange are concentrated with a limited number of retailers. If one or more of these retailers were to materially reduce or terminate its business with us, the results from our delivery of propane by portable tank exchange operations may suffer. For fiscal 2005, Wal*Mart, Lowe’s, and Home Depot represented approximately 31%, 16% and 14% of our portable tank exchange’s net revenues, respectively. None of our significant retail accounts associated with our portable tank exchange operations are contractually bound to offer portable tank exchange service or products. Therefore, retailers can discontinue our delivery of propane to them by portable tank exchange service, or sales of our propane related products, at any time and accept a competitor’s delivery of propane by portable tank exchange, or its related propane products or none at all. Continued relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. In addition, most of our significant retailers have multiple vendor policies and may seek to accept a competitor’s delivery of propane by portable tank exchange, or accept products competitive with our propane related products, at new or existing locations of these significant retailers. If any significant retailer materially reduces, terminates or requires price reductions or other adverse modifications in our selling terms, our results from our delivery of propane by portable tank exchange operations may suffer.

If the distributors that our customers rely upon for the delivery of propane by portable tank exchange do not perform up to the expectations of such customers, if we encounter difficulties in managing the operations of these distributors or if we or these distributors are not able to manage growth effectively, our relationships with our customers may be adversely impacted and our delivery of propane by portable tank exchange may suffer.
      We rely primarily on our distributors to deliver our propane for a retailer’s portable tank exchange service. Accordingly, our success depends on our ability to maintain and manage distributor relationships and operations and on the distributors’ ability to set up and adequately service accounts. Many of our distributors are independent, and we exercise only limited influence over the resources that these distributors devote to the delivery of propane by portable tank exchange. National retailers impose demanding service requirements on us, and we could suffer a loss of consumer or retailer goodwill if our distributors do not adhere to our quality control and service guidelines or fail to ensure the timely delivery of an adequate supply of propane by portable tank exchange at retail locations. The poor performance of a single distributor to a national retailer could jeopardize our entire relationship with that retailer and cause our delivery of propane by portable tank exchange to that particular retailer to suffer. In addition, the number of retail locations accepting delivery of our propane by portable tank exchange and, subsequently, the retailer’s corresponding sales have historically grown significantly along with the creation of our distributor network. Accordingly, our distributors must be able to adequately service an increasing number of retail accounts. If we or our independent distributors fail to manage growth effectively, our financial results from our delivery of propane by portable tank exchange may suffer.

If we are unable to manage the impact of overfill prevention device valve guidelines, our delivery of propane by portable tank exchange may suffer.
      Guidelines published by the National Fire Protection Association in the current form of Pamphlet 58 and adopted in many states require that all portable propane tanks refilled after April 1, 2002 must be fitted with an overfill prevention valve. If we or our distributors cannot satisfy the demand for compliant portable propane tanks such that our retailers maintain an adequate supply, our retailer relationships and our delivery of propane by portable tank exchange may suffer. In addition, for some of our customers, we have fixed in advance the price of propane per portable tank exchange unit charged to our retailers. When pricing, we make assumptions with regard to the number of portable tanks that will already have an overfill prevention valve when presented for exchange, on which our margins will be greater, and the number of tanks that will need an overfill prevention valve. If our actual experience is inconsistent with our assumptions, our margins on sales to that retailer may be lower than expected, which may have an adverse effect on our financial condition and results of operations of our delivery of propane by portable tank exchange.

We depend on particular management information systems to effectively manage all aspects of our delivery of propane.
      We depend on our management information systems to process orders, manage inventory and accounts receivable collections, maintain distributor and customer information, maintain cost-efficient operations and assist in delivering propane on a timely basis. In addition, our staff of management information systems professionals relies heavily on the support of several key personnel and vendors. Any disruption in the operation of those management information systems, loss of employees knowledgeable about such systems, termination of our relationship with one or more of these key vendors or failure to continue to modify such systems effectively as our business expands could negatively affect our business.

Potential retail partners may not be able to obtain necessary permits or may be substantially delayed in obtaining necessary permits, which may adversely impact our ability to increase our delivery of propane by portable tank exchange to new retail locations.
      Local ordinances, which vary from jurisdiction to jurisdiction, generally require retailers to obtain permits to store and sell propane tanks. These ordinances influence retailers’ acceptance of propane by portable tank exchange, distribution methods, propane tank packaging and storage. The ability and time required to obtain permits varies by jurisdiction. Delays in obtaining permits have from time to time significantly delayed the installation of new retail locations. Some jurisdictions have refused to issue the necessary permits, which has prevented some installations. Some jurisdictions may also impose additional restrictions on our ability to market and our distributors’ ability to transport propane tanks or otherwise maintain its portable tank exchange services.

Risks Inherent to Our Business

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our obligations.
      We have substantial indebtedness and other financial obligations. As of July 31, 2005:

•	we had total indebtedness of approximately $971.3 million;

•	Ferrellgas Partners had partners’ capital of approximately $333.7 million;

•	the operating partnership had availability under its bank credit facility of approximately $257.2 million; and

•	we had aggregate future minimum rental commitments under non-cancelable operating leases of approximately $127.5 million; provided, however, if we elect to purchase the underlying assets at the end of the lease terms, such aggregate buyout would be $29.3 million.
      The operating partnership has issued notes with maturity dates ranging from fiscal 2007 to 2014, that bear interest at rates ranging from 6.75% to 8.87%. These notes do not contain any sinking fund provisions but do require annual aggregate principal payments, without premium, during the following fiscal years of approximately:

•	$58.0 million — 2007;

•	$90.0 million — 2008;

•	$52.0 million — 2009;

•	$73.0 million — 2010;

•	$82.0 million — 2011; and

•	$320.0 million — 2014.
      Amounts outstanding under the operating partnership’s bank credit facility will be due on April 22, 2010. All of the indebtedness and other obligations described above are obligations of the operating partnership except for $268.0 million of senior debt due 2012 issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp. This $268.0 million in principal amount of senior notes also contain no sinking fund provisions.
      Subject to the restrictions governing the operating partnership’s indebtedness and other financial obligations and the indenture governing Ferrellgas Partners’ outstanding senior notes due 2012, we may incur significant additional indebtedness and other financial obligations, which may be secured and/or structurally senior to any debt securities we may issue.
      Our substantial indebtedness and other financial obligations could have important consequences to our security holders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our securities;

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

•	result in higher interest expense in the event of increases in interest rates since some of our debt is, and will continue to be, at variable rates of interest;

•	impair our operating capacity and cash flows if we fail to comply with financial and restrictive covenants in our debt agreements and an event of default occurs as a result of that failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund distributions, working capital, capital expenditures and other general partnership requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

Ferrellgas Partners or the operating partnership may be unable to refinance their indebtedness or pay that indebtedness if it becomes due earlier than scheduled.
      If Ferrellgas Partners or the operating partnership are unable to meet their debt service obligations or other financial obligations, they could be forced to restructure or refinance their indebtedness and other financial transactions, seek additional equity capital or sell their assets. They may then be unable to obtain such financing or capital or sell their assets on satisfactory terms, if at all. Their failure to make payments, whether after acceleration of the due date of that indebtedness or otherwise, or our failure to refinance the indebtedness would impair their operating capacity and cash flows.

Restrictive covenants in the agreements governing our indebtedness and other financial obligations may reduce our operating flexibility.
      The indenture governing the outstanding notes of Ferrellgas Partners and the agreements governing the operating partnership’s indebtedness and other financial obligations contain, and any indenture that will govern debt securities issued by Ferrellgas Partners or the operating partnership may contain, various covenants that limit our ability and the ability of specified subsidiaries of ours to, among other things:

•	incur additional indebtedness;

•	make distributions to our unitholders;

•	purchase or redeem our outstanding equity interests or subordinated debt;

•	make specified investments;

•	create or incur liens;

•	sell assets;

•	engage in specified transactions with affiliates;

•	restrict the ability of our subsidiaries to make specified payments, loans, guarantees and transfers of assets or interests in assets;

•	engage in sale-leaseback transactions;

•	effect a merger or consolidation with or into other companies or a sale of all or substantially all of our properties or assets; and

•	engage in other lines of business.
      These restrictions could limit the ability of Ferrellgas Partners, the operating partnership and our other subsidiaries:

•	to obtain future financings;

•	to make needed capital expenditures;

•	to withstand a future downturn in our business or the economy in general; or

•	to conduct operations or otherwise take advantage of business opportunities that may arise.
      Some of the agreements governing our indebtedness and other financial obligations also require the maintenance of specified financial ratios and the satisfaction of other financial conditions. Our ability to meet those financial ratios and conditions can be affected by unexpected downturns in business operations beyond our control, such as significantly warmer than normal weather, a volatile energy commodity cost environment or an economic downturn. Accordingly, we may be unable to meet these ratios and conditions. This failure could impair our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions, even if sufficient funds were available.
      Our breach of any of these covenants or the operating partnership’s failure to meet any of these ratios or conditions could result in a default under the terms of the relevant indebtedness, which could cause such indebtedness or other financial obligations, and by reason of cross-default provisions, any of Ferrellgas Partners’ or the operating partnership’s other outstanding notes or future debt securities, to become immediately due and payable. If we were unable to repay those amounts, the lenders could initiate a bankruptcy proceeding or liquidation proceeding or proceed against the collateral, if any. If the lenders of the operating partnership’s indebtedness or other financial obligations accelerate the repayment of borrowings or other amounts owed, we may not have sufficient assets to repay our indebtedness or other financial obligations, including our outstanding notes and any future debt securities.

Our results of operations and our ability to make distributions or pay interest or principal on debt securities could be negatively impacted by price and inventory risk and management of these risks.
      The amount of gross profit we make depends significantly on the excess of the sales price over our costs to purchase and distribute propane. Consequently, our profitability is sensitive to changes in energy prices, in particular, changes in wholesale propane prices. Propane is a commodity whose market price can fluctuate significantly based on changes in supply, changes in other energy prices or other market conditions. We have no control over these market conditions. In general, product supply contracts permit suppliers to charge posted prices plus transportation costs at the time of delivery or the current prices established at major delivery points. Any increase in the price of product could reduce our gross profit because we may not be able to immediately pass rapid increases in such costs, or costs to distribute product, on to our customers.
      While we generally attempt to minimize our inventory risk by purchasing product on a short-term basis, we may purchase and store propane or other natural gas liquids depending on inventory and price outlooks. We may purchase large volumes of propane at the then current market price during periods of low demand and low prices, which generally occurs during the summer months. The market price for propane could fall below the price at which we made the purchases, which would adversely affect our profits or cause sales from that inventory to be unprofitable. A portion of our inventory is purchased under supply contracts that typically have a one-year term and at a price that fluctuates based on the prevailing market prices. Our contracts with our independent portable tank exchange distributors provide for a portion of our payment to the distributor to be based upon a price that fluctuates based on the prevailing propane market prices. To limit our overall price risk, we may purchase and store physical product and enter into fixed price over-the-counter energy commodity forward contracts, swaps and options that have terms of up to 18 months. This strategy may not be effective in limiting our price risk if, for example, weather conditions significantly reduce customer demand, or market or weather conditions prevent the delivery of physical product during periods of peak demand, resulting in excess physical product after the end of the winter heating season and the expiration of related forward or option contracts.
      Some of our sales are pursuant to commitments at fixed prices. To manage these commitments, we may purchase and store physical product and/or enter into fixed price-over-the-counter energy commodity forward contracts and options. We may enter into these agreements at volume levels that we believe are necessary to mitigate the price risk related to our anticipated sales volumes under the commitments. If the price of propane declines and our customers purchase less propane than we have purchased from our suppliers, we could incur losses when we sell the excess volumes. If the price of propane increases and our customers purchase more propane than we have purchased from our suppliers, we could incur losses when we are required to purchase additional propane to fulfill our customers’ orders. The risk management of our inventory and contracts for the future purchase of product could impair our profitability if the price of product changes in ways we do not anticipate.
      We also purchase and sell derivatives to manage other risks associated with commodity prices. Our risk management trading activities use various types of energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange to manage and hedge our exposure to the volatility of floating commodity prices and to protect our inventory positions. These risk management trading activities are based on our management’s estimates of future events and prices and are intended to generate a profit which we then apply to reduce our cost of product sold. However, if those estimates are incorrect or other market events outside of our control occur, such activities could generate a loss in future periods which would increase our cost of product sold and potentially impair our profitability.
      The Board of Directors of our general partner has adopted a commodity risk management policy which places specified restrictions on all of our commodity risk management activities such as limits on the types of commodities, loss limits, time limits on contracts and limitations on our ability to enter into derivative contracts. The policy also requires the establishment of a risk management committee of senior executives. This committee is responsible for monitoring commodity risk management activities, establishing and maintaining timely reporting and establishing and monitoring specific limits on the various commodity risk management activities. These limits may be waived on a case-by-case basis by a majority vote of the risk management committee and/or Board of Directors, depending on the specific limit being waived. From time to time, for valid business reasons based on the facts and circumstances, authorization has been granted to allow specific commodity risk management positions to exceed established limits. If we sustain material losses from our risk management activities due to our failure to anticipate future events, a failure of the policy, incorrect waivers or otherwise, our ability to make distributions to our unitholders or pay interest or principal of any debt securities may be negatively impacted as a result of such loss.

We are dependent on our principal suppliers, which increases the risks from an interruption in supply and transportation.
      Through our supply procurement activities, we purchased approximately 50% of our propane from eight suppliers during fiscal 2005. In addition, during extended periods of colder than normal weather, suppliers may temporarily run out of propane necessitating the transportation of propane by truck, rail car or other means from other areas. If supplies from these sources were interrupted or difficulties in alternative transportation were to arise, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, our margins could be reduced.

The availability of cash from our credit facilities may be impacted by many factors beyond our control.
      We typically borrow on the operating partnership’s bank credit facility or sell accounts receivable under its accounts receivable securitization facility to fund our working capital requirements. We may also borrow on the operating partnership’s bank credit facility to fund distributions to our unitholders. We purchase product from suppliers and make payments with terms that are typically within five to ten days of delivery. We believe that the availability of cash from the operating partnership’s bank credit facility and the accounts receivable securitization facility will be sufficient to meet our future working capital needs. However, if we were to experience an unexpected significant increase in working capital requirements or have insufficient funds to fund distributions, this need could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements may include:

•	a significant increase in the cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating;

•	decreased trade credit; or

•	a significant acquisition.
      As is typical in our industry, our retail customers generally do not pay upon receipt, but pay between thirty and sixty days after delivery. During the winter heating season, we experience significant increases in accounts receivable and inventory levels and thus a significant decline in working capital availability. Although we have the ability to fund working capital with borrowings from the operating partnership’s bank credit facility and sales of accounts receivable under its accounts receivable securitization facility, we cannot predict the effect that increases in propane prices and colder than normal winter weather may have on future working capital availability.

We may not be successful in making acquisitions and any acquisitions we make may not result in our anticipated results; in either case, potentially limiting our growth, limiting our ability to compete and impairing our results of operations.
      We have historically expanded our business through acquisitions. We regularly consider and evaluate opportunities to acquire local, regional and national propane distributors. We may choose to finance these acquisitions through internal cash flow, external borrowings or the issuance of additional common units or other securities. We have substantial competition for acquisitions of propane companies among the publicly-

traded master limited partnerships. Although we believe there are numerous potential large and small acquisition candidates in our industry, there can be no assurance that:

•	we will be able to acquire any of these candidates on economically acceptable terms;

•	we will be able to successfully integrate acquired operations with any expected cost savings;

•	any acquisitions made will not be dilutive to our earnings and distributions;

•	any additional equity we issue as consideration for an acquisition will not be dilutive to our unitholders; or

•	any additional debt we incur to finance an acquisition will not affect the operating partnership’s ability to make distributions to Ferrellgas Partners or service the operating partnership’s existing debt.

We are subject to operating and litigation risks, which may not be covered by insurance.
      Our operations are subject to all operating hazards and risks normally incidental to the handling, storing and delivering of combustible liquids such as propane. As a result, we have been, and are likely to be, a defendant in various legal proceedings arising in the ordinary course of business. We will maintain insurance policies with insurers in such amounts and with such coverages and deductibles as we believe are reasonable and prudent. However, we cannot guarantee that such insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that such levels of insurance will be available in the future at economical prices.

Risks Inherent to an Investment in Our Debt Securities

Ferrellgas Partners and the operating partnership are required to distribute all of their available cash to their equity holders and Ferrellgas Partners and the operating partnership are not required to accumulate cash for the purpose of meeting their future obligations to holders of their debt securities, which may limit the cash available to service those debt securities.
      Subject to the limitations on restricted payments contained in the indenture that governs Ferrellgas Partners’ outstanding notes, the instruments governing the outstanding indebtedness of the operating partnership and any applicable indenture that will govern any debt securities Ferrellgas Partners or the operating partnership may issue, the partnership agreements of both Ferrellgas Partners and the operating partnership require us to distribute all of our available cash each fiscal quarter to our limited partners and our general partner and do not require us to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. As a result of these distribution requirements, we do not expect either Ferrellgas Partners or the operating partnership to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions and because we are not required to accumulate cash for the purpose of meeting obligations to holders of any debt securities of Ferrellgas Partners or the operating partnership, such distributions could significantly reduce the cash available to us in subsequent periods to make payments on any debt securities of Ferrellgas Partners or the operating partnership.

Debt securities of Ferrellgas Partners will be structurally subordinated to all indebtedness and other liabilities of the operating partnership and its subsidiaries.
      Debt securities of Ferrellgas Partners will be effectively subordinated to all existing and future claims of creditors of the operating partnership and its subsidiaries, including:

•	the lenders under the operating partnership’s indebtedness;

•	the claims of lessors under the operating partnership’s operating leases;

•	the claims of the lenders and their affiliates under the operating partnership’s accounts receivable securitization facility;

•	debt securities, including any subordinated debt securities, issued by the operating partnership; and

•	all other possible future creditors of the operating partnership and its subsidiaries.
      This subordination is due to these creditors’ priority as to the assets of the operating partnership and its subsidiaries over Ferrellgas Partners’ claims as an equity holder in the operating partnership and, thereby, indirectly, the claims of holders of Ferrellgas Partners’ debt securities. As a result, upon any distribution to these creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to Ferrellgas Partners or its property, the operating partnership’s creditors will be entitled to be paid in full before any payment may be made with respect to Ferrellgas Partners’ debt securities. Thereafter, the holders of Ferrellgas Partners’ debt securities will participate with its trade creditors and all other holders of its indebtedness in the assets remaining, if any. In any of these cases, Ferrellgas Partners may have insufficient funds to pay all of its creditors, and holders of its debt securities may therefore receive less, ratably, than creditors of the operating partnership and its subsidiaries. As of July 31, 2005, the operating partnership had approximately $680.9 million of outstanding indebtedness and other liabilities to which any of the debt securities of Ferrellgas Partners will effectively rank junior.

All payments on any subordinated debt securities that we may issue will be subordinated to the payments of any amounts due on any senior indebtedness that we may have issued or incurred.
      The right of the holders of subordinated debt securities to receive payment of any amounts due to them, whether interest, premium or principal, will be subordinated to the right of all of the holders of our senior indebtedness, as such term will be defined in the applicable subordinated debt indenture, to receive payments of all amounts due to them. If an event of default on any of our senior indebtedness occurs, then until such event of default has been cured, we may be unable to make payments of any amounts due to the holders of our subordinated debt securities. Accordingly, in the event of insolvency, creditors who are holders of our senior indebtedness may recover more, ratably, than the holders of our subordinated debt securities.

Debt securities of Ferrellgas Partners are expected to be non-recourse to the operating partnership, which will limit remedies of the holders of Ferrellgas Partners’ debt securities.
      Ferrellgas Partners’ obligations under any debt securities are expected to be non-recourse to the operating partnership. Therefore, if Ferrellgas Partners’ should fail to pay the interest or principal on the notes or breach any of its other obligations under its debt securities or any applicable indenture, holders of debt securities of Ferrellgas Partners will not be able to obtain any such payments or obtain any other remedy from the operating partnership or its subsidiaries. The operating partnership and its subsidiaries will not be liable for any of Ferrellgas Partners’ obligations under its debt securities or the applicable indenture.

Ferrellgas Partners or the operating partnership may be unable to repurchase debt securities upon a change of control and it may be difficult to determine if a change of control has occurred.
      Upon the occurrence of “change of control” events as may be described from time to time in our filings with the SEC and related to the issuance by Ferrellgas Partners or the operating partnership of debt securities, the applicable issuer or a third party may be required to make a change of control offer to repurchase those debt securities at a premium to their principal amount, plus accrued and unpaid interest. The applicable issuer may not have the financial resources to purchase its debt securities in that circumstance, particularly if a change of control event triggers a similar repurchase requirement for, or results in the acceleration of, other indebtedness. The indenture governing Ferrellgas Partners’ outstanding notes contains such a repurchase requirement. Some of the agreements governing the operating partnership’s indebtedness currently provide that specified change of control events will result in the acceleration of the indebtedness under those agreements. Future debt agreements of Ferrellgas Partners or the operating partnership may also contain similar provisions. The obligation to repay any accelerated indebtedness of the operating partnership will be structurally senior to Ferrellgas Partners’ obligations to repurchase its debt securities upon a change of control. In addition, future debt agreements of Ferrellgas Partners or the operating partnership may contain other restrictions on the ability of Ferrellgas Partners or the operating partnership to repurchase its debt securities upon a change of control. These restrictions could prevent the applicable issuer from satisfying its obligations to purchase its debt securities unless it is able to refinance or obtain waivers under any indebtedness of Ferrellgas Partners or of the operating partnership containing these restrictions. The applicable issuer’s failure to make or consummate a change of control repurchase offer or pay the change of control purchase price when due will give the trustee and the holders of the debt securities particular rights that will be described from time to time in our filings with the SEC.
      In addition, one of the events that may constitute a change of control is a sale of all or substantially all of the applicable issuer’s assets. The meaning of “substantially all” varies according to the facts and circumstances of the subject transaction and has no clearly established meaning under New York law, which is the law that will likely govern any indenture for the debt securities. This ambiguity as to when a sale of substantially all of the applicable issuer’s assets has occurred may make it difficult for holders of debt securities to determine whether the applicable issuer has properly identified, or failed to identify, a change of control.

There may be no active trading market for our debt securities, which may limit a holder’s ability to sell our debt securities.
      We do not intend to list the debt securities we may issue from time to time on any securities exchange or to seek approval for quotations through any automated quotation system. An established market for the debt securities may not develop, or if one does develop, it may not be maintained. Although underwriters may advise us that they intend to make a market in the debt securities, they are not expected to be obligated to do so and may discontinue such market making activity at any time without notice. In addition, market-making activity will be subject to the limits imposed by the Securities Act and the Exchange Act. For these reasons, we cannot assure a debt holder that:

•	a liquid market for the debt securities will develop;

•	a debt holder will be able to sell its debt securities; or

•	a debt holder will receive any specific price upon any sale of its debt securities.
      If a public market for the debt securities did develop, the debt securities could trade at prices that may be higher or lower than their principal amount or purchase price, depending on many factors, including prevailing interest rates, the market for similar debt securities and our financial performance. Historically, the market for non-investment grade debt, such as our debt securities, has been subject to disruptions that have caused substantial fluctuations in the prices of these securities.

Risks Inherent to an Investment in Ferrellgas Partners’ Equity

Ferrellgas Partners may sell additional limited partner interests, diluting existing interests of unitholders.
      The partnership agreement of Ferrellgas Partners generally allows Ferrellgas Partners to issue additional limited partner interests and other equity securities. When Ferrellgas Partners issues additional equity securities, a unitholder’s proportionate partnership interest will decrease. Such an issuance could negatively affect the amount of cash distributed to unitholders and the market price of common units. The issuance of additional common units will also diminish the relative voting strength of the previously outstanding common units.

Cash distributions are not guaranteed and may fluctuate with our performance and other external factors.
      Although we are required to distribute all of our “available cash,” we cannot guarantee the amounts of available cash that will be distributed to the holders of our equity securities. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. The actual amounts of available cash will depend upon numerous factors, including:

•	cash flow generated by operations;

•	weather in our areas of operation;

•	borrowing capacity under our credit facilities;

•	principal and interest payments made on our debt;

•	the costs of acquisitions, including related debt service payments;

•	restrictions contained in debt instruments;

•	issuances of debt and equity securities;

•	fluctuations in working capital;

•	capital expenditures;

•	adjustments in reserves made by our general partner in its discretion;

•	prevailing economic conditions; and

•	financial, business and other factors, a number of which will be beyond our control.
      Cash distributions are dependent primarily on cash flow, including from reserves and, subject to limitations, working capital borrowings. Cash distributions are not dependent on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

Our general partner has broad discretion to determine the amount of “available cash” for distribution to holders of our equity securities through the establishment and maintenance of cash reserves, thereby potentially lessening and limiting the amount of “available cash” eligible for distribution.
      Our general partner determines the timing and amount of our distributions and has broad discretion in determining the amount of funds that will be recognized as “available cash.” Part of this discretion comes from the ability of our general partner to establish and make additions to our reserves. Decisions as to amounts to be placed in or released from reserves have a direct impact on the amount of available cash for distributions because increases and decreases in reserves are taken into account in computing available cash. Funds within or added to our reserves are not considered to be “available cash” and are therefore not required to be distributed. Each fiscal quarter, our general partner may, in its reasonable discretion, determine the amounts to be placed in or released from reserves, subject to restrictions on the purposes of the reserves. Reserves may be made, increased or decreased for any proper purpose, including, but not limited to, reserves:

•	to comply with the terms of any of our agreements or obligations, including the establishment of reserves to fund the payment of interest and principal in the future of any debt securities of Ferrellgas Partners or the operating partnership;

•	to provide for level distributions of cash notwithstanding the seasonality of our business; and

•	to provide for future capital expenditures and other payments deemed by our general partner to be necessary or advisable.
      The decision by our general partner to establish, increase or decrease our reserves may limit the amount of cash available for distribution to holders of our equity securities. Holders of our equity securities will not receive payments required by such securities unless we are able to first satisfy our own obligations and the establishment of any reserves. See the first risk factor under “— Risks Arising from Our Partnership Structure and Relationship with Our General Partner.”

The debt agreements of Ferrellgas Partners and the operating partnership may limit their ability to make distributions to holders of their equity securities.
      The debt agreements governing Ferrellgas Partners’ and the operating partnership’s outstanding indebtedness contain restrictive covenants that may limit or prohibit distributions to holders of their equity securities under various circumstances. Ferrellgas Partners’ existing indenture generally prohibits it from:

•	making any distributions to unitholders if an event of default exists or would exist when such distribution is made;

•	if its consolidated fixed charge coverage ratio as defined in the indenture is greater than 1.75 to 1.00, distributing amounts in excess of 100% of available cash for the immediately preceding fiscal quarter; or

•	if its consolidated fixed charge coverage ratio as defined in the indenture is less than or equal to 1.75 to 1.00, distributing amounts in excess of $25.0 million less any restricted payments made for the prior sixteen fiscal quarters plus the aggregate cash contributions made to us during that period.
See the first risk factor under “— Risks Arising from Our Partnership Structure and Relationship with Our General Partner” for a description of the restrictions on the operating partnership’s ability to distribute cash to Ferrellgas Partners. Any indenture applicable to future issuances of debt securities by Ferrellgas Partners or the operating partnership may contain restrictions that are the same as or similar to those in their existing debt agreements.

The distribution priority to our common units owned by the public terminates no later than April 30, 2010.
      Assuming that the restrictions under our debt agreements are met, our partnership agreements require us to distribute 100% of our available cash to our unitholders on a quarterly basis. Available cash is generally all of our cash receipts, less cash disbursements and adjustments for net changes in reserves. Currently, the common units owned by the public have a right to receive distributions of available cash before any distributions of available cash are made on the common units owned by Ferrell Companies. We must pay a distribution on the publicly-held common units before we pay a distribution on the common units held by Ferrell Companies. If there exists an outstanding amount of deferred distributions on the common units held by Ferrell Companies of $36.0 million, the common units held by Ferrell Companies will be paid in the same manner as the publicly-held common units. While there are any deferred distributions outstanding on common units held by Ferrell Companies, we may not increase the distribution to our public common unitholders above the highest quarterly distribution paid on our common units for any of the immediately preceding four fiscal quarters. After payment of all required distributions, we will use remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies.
      This distribution priority right is scheduled to end April 30, 2010, or earlier if there is a change of control, we dissolve or Ferrell Companies sells all of our common units held by it. Whether an extension of the expiration of the distribution priority is likely or unlikely involves several factors that are not currently known and/or cannot be assessed until a time closer to the expiration date. The termination of this distribution priority may lower the market price for our common units.

Persons owning 20% or more of Ferrellgas Partners’ common units cannot vote. This limitation does not apply to common units owned by Ferrell Companies, our general partner and its affiliates.
      All common units held by a person that owns 20% or more of Ferrellgas Partners’ common units cannot be voted. This provision may:

•	discourage a person or group from attempting to remove our general partner or otherwise change management; and

•	reduce the price at which our common units will trade under various circumstances.

      This limitation does not apply to our general partner and its affiliates. Ferrell Companies, the parent of our general partner, owns all of the outstanding capital stock of our general partner in addition to approximately 31% of our common units.

Risks Arising from Our Partnership Structure and Relationship with Our General Partner

Ferrellgas Partners is a holding entity and has no material operations or assets. Accordingly, Ferrellgas Partners is dependent on distributions from the operating partnership to service its obligations. These distributions are not guaranteed and may be restricted.
      Ferrellgas Partners is a holding entity for our subsidiaries, including the operating partnership. Ferrellgas Partners has no material operations and only limited assets. Ferrellgas Partners Finance Corp. is Ferrellgas Partners’ wholly-owned finance subsidiary, serves as a co-obligor on any of its debt securities, conducts no business and has nominal assets. Accordingly, Ferrellgas Partners is dependent on cash distributions from the operating partnership and its subsidiaries to service obligations of Ferrellgas Partners. The operating partnership is required to distribute all of its available cash each fiscal quarter, less the amount of cash reserves that our general partner determines is necessary or appropriate in its reasonable discretion to provide for the proper conduct of our business, to provide funds for distributions over the next four fiscal quarters or to comply with applicable law or with any of our debt or other agreements. This discretion may limit the amount of available cash the operating partnership may distribute to Ferrellgas Partners each fiscal quarter. Holders of Ferrellgas Partners’ securities will not receive payments required by those securities unless the operating partnership is able to make distributions to Ferrellgas Partners after the operating partnership first satisfies its obligations under the terms of its own borrowing arrangements and reserves any necessary amounts to meet its own financial obligations.
      In addition, the various agreements governing the operating partnership’s indebtedness and other financing transactions permit quarterly distributions only so long as each distribution does not exceed a specified amount, the operating partnership meets a specified financial ratio and no default exists or would result from such distribution. Those agreements include the indentures governing the operating partnership’s existing notes, a bank credit facility and an accounts receivable securitization facility. Each of these agreements contain various negative and affirmative covenants applicable to the operating partnership and some of these agreements require the operating partnership to maintain specified financial ratios. If the operating partnership violates any of these covenants or requirements, a default may result and distributions would be limited. These covenants limit the operating partnership’s ability to, among other things:

•	incur additional indebtedness;

•	engage in transactions with affiliates;

•	create or incur liens;

•	sell assets;

•	make restricted payments, loans and investments;

•	enter into business combinations and asset sale transactions; and

•	engage in other lines of business.

The ownership of our general partner could change if Ferrell Companies defaults on its outstanding indebtedness.
      Ferrell Companies owns all of the outstanding capital stock of our general partner in addition to approximately 31% of our common units. During fiscal 2005, Ferrell Companies had pledged 30% of our common units against approximately $49.3 million of variable interest debt, net of pledged cash reserves, with a scheduled maturity of December 2011. In addition to its cash reserves, Ferrell Companies’ primary sources of income to pay its debt are dividends that Ferrell Companies receives from our general partner and distributions received on the common units it holds. For fiscal 2005, Ferrell Companies received approxi-

mately $38.2 million from these sources. If Ferrell Companies defaults on its debt, its lenders could acquire control of our general partner and the common units owned by it. In that case, the lenders could change management of our general partner and operate the general partner with different objectives than current management.

Unitholders have limits on their voting rights; our general partner manages and operates us, thereby generally precluding the participation of our unitholders in operational decisions.
      Our general partner manages and operates us. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Amendments to the agreement of limited partnership of Ferrellgas Partners may be proposed only by or with the consent of our general partner. Proposed amendments must generally be approved by holders of at least a majority of our common units.
      Unitholders will have no right to elect our general partner on an annual or other continuing basis, and our general partner may not be removed except pursuant to:

•	the vote of the holders of at least 66 2/3% of the outstanding units entitled to vote thereon, which includes the common units owned by our general partner and its affiliates; and

•	upon the election of a successor general partner by the vote of the holders of not less than a majority of the outstanding common units entitled to vote.
Because Ferrell Companies is the parent of our general partner and owns approximately 31% of our outstanding common units and James E. Ferrell, the President, Chief Executive Officer and Chairman of the Board of Directors of our general partner, owns or indirectly owns 7% of our outstanding common units, amendments to the agreement of limited partnership of Ferrellgas Partners or the removal of our general partner may not be made if neither Ferrell Companies nor Mr. Ferrell consent to such action.

Our general partner has a limited call right with respect to the limited partner interests of Ferrellgas Partners.
      If at any time less than 20% of the then-issued and outstanding limited partner interests of any class of Ferrellgas Partners are held by persons other than our general partner and its affiliates, our general partner has the right, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining limited partner interests of such class held by such unaffiliated persons at a price generally equal to the then-current market price of limited partner interests of such class. As a consequence, a unitholder may be required to sell its common units at a time when the unitholder may not desire to sell them or at a price that is less than the price desired to be received upon such sale.

Unitholders may not have limited liability in specified circumstances and may be liable for the return of distributions.
      The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some states. If it were determined that we had been conducting business in any state without compliance with the applicable limited partnership statute, or that the right, or the exercise of the right by the limited partners as a group, to:

•	remove or replace our general partner;

•	make specified amendments to our partnership agreements; or

•	take other action pursuant to our partnership agreements that constitutes participation in the “control” of our business, then the limited partners could be held liable in some circumstances for our obligations to the same extent as a general partner.

      In addition, under some circumstances a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution. Unitholders will not be liable for assessments in addition to their initial capital investment in our common units. Under Delaware General Corporate Law, we may not make a distribution to our unitholders if the distribution causes all our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities for which recourse is limited to specific property are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date. Under Delaware law, an assignee that becomes a substituted limited partner of a limited partnership is liable for the obligations of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to that assignee at the time such assignee became a limited partner if the liabilities could not be determined from the partnership agreements.

Our general partner’s liability to us and our unitholders may be limited.
      The partnership agreements of Ferrellgas Partners and the operating partnership contain language limiting the liability of our general partner to us and to our unitholders. For example, those partnership agreements provide that:

•	the general partner does not breach any duty to us or our unitholders by borrowing funds or approving any borrowing; our general partner is protected even if the purpose or effect of the borrowing is to increase incentive distributions to our general partner;

•	our general partner does not breach any duty to us or our unitholders by taking any actions consistent with the standards of reasonable discretion outlined in the definitions of available cash and cash from operations contained in our partnership agreements; and

•	our general partner does not breach any standard of care or duty by resolving conflicts of interest unless our general partner acts in bad faith.
The modifications of state law standards of fiduciary duty contained in our partnership agreements may significantly limit the ability of unitholders to successfully challenge the actions of our general partner as being a breach of what would otherwise have been a fiduciary duty. These standards include the highest duties of good faith, fairness and loyalty to the limited partners. Such a duty of loyalty would generally prohibit a general partner of a Delaware limited partnership from taking any action or engaging in any transaction for which it has a conflict of interest. Under our partnership agreements, our general partner may exercise its broad discretion and authority in our management and the conduct of our operations as long as our general partner’s actions are in our best interest.

Our general partner and its affiliates may have conflicts with us.
      The directors and officers of our general partner and its affiliates have fiduciary duties to manage itself in a manner that is beneficial to its stockholder. At the same time, our general partner has fiduciary duties to manage us in a manner that is beneficial to us and our unitholders. Therefore, our general partner’s duties to us may conflict with the duties of its officers and directors to its stockholder.
      Matters in which, and reasons that, such conflicts of interest may arise include:

•	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

•	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;

•	under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

•	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

•	neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

•	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

•	our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

•	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

•	our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

•	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

•	our general partner and its affiliates have no obligation to present business opportunities to us;

•	our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•	Mr. Ferrell is the President and Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns other companies with whom we conduct our ordinary business operations. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.
See “Conflicts of Interest” and “Fiduciary Responsibilities.”

Ferrell Companies may transfer the ownership of our general partner which could cause a change of our management and affect the decisions made by our general partner regarding resolutions of conflicts of interest.
      Ferrell Companies, the owner of our general partner, may transfer the capital stock of our general partner without the consent of our unitholders. In such an instance, our general partner will remain bound by our partnership agreements. If, however, through share ownership or otherwise, persons not now affiliated with our general partner were to acquire its general partner interest in us or effective control of our general partner, our management and resolutions of conflicts of interest, such as those described above, could change substantially.

Our general partner may voluntarily withdraw or sell its general partner interest.
      Our general partner may withdraw as the general partner of Ferrellgas Partners and the operating partnership without the approval of our unitholders. Our general partner may also sell its general partner interest in Ferrellgas Partners and the operating partnership without the approval of our unitholders. Any such withdrawal or sale could have a material adverse effect on us and could substantially change the management and resolutions of conflicts of interest, as described above.

Our general partner can protect itself against dilution.
      Whenever we issue equity securities to any person other than our general partner and its affiliates, our general partner has the right to purchase additional limited partner interests on the same terms. This allows our general partner to maintain its partnership interest in us. No other unitholder has a similar right. Therefore, only our general partner may protect itself against dilution caused by our issuance of additional equity securities.

Tax Risks

The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.
      The anticipated after-tax economic benefit of an investment in us depends largely on our being treated as a partnership for federal income tax purposes. We believe that, under current law, we have been and will continue to be classified as a partnership for federal income tax purposes. One of the requirements for such classification is that at least 90% of our gross income for each taxable year has been and will be “qualifying income” within the meaning of Section 7704 of the Internal Revenue Code. Whether we will continue to be classified as a partnership in part depends on our ability to meet this qualifying income test in the future.
      If we were classified as a corporation for federal income tax purposes, we would pay tax on our income at corporate rates, currently, 35% at the federal level, and we would probably pay additional state income taxes as well. In addition, distributions would generally be taxable to the recipient as corporate distributions and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, the cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders and thus would likely result in a substantial reduction in the value of our common units.
      A change in current law or a change in our business could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. Our partnership agreements provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, provisions of our partnership agreements will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of such law on us.

A successful IRS contest of the federal income tax positions we take may reduce the market value of our common units and the costs of any contest will be borne by us and therefore indirectly by our unitholders and our general partner.
      We have not requested any ruling from the IRS with respect to:

•	our classification as a partnership for federal income tax purposes; or

•	whether our propane operations generate “qualifying income” under Section 7704 of the Internal Revenue Code.
The IRS may adopt positions that differ from those expressed herein or from the positions we take. It may be necessary to resort to administrative or court proceedings in an effort to sustain some or all of the positions we take, and some or all of these positions ultimately may not be sustained. Any contest with the IRS may materially reduce the market value of our common units and the prices at which our common units trade. In addition, our costs of any contest with the IRS will be borne by us and therefore indirectly by our unitholders and our general partner.

Unitholders may be required to pay taxes on income from us even if unitholders do not receive any cash distributions from us.
      A unitholder will be required to pay federal income taxes and, in some cases, state and local income taxes on its share of our taxable income, even if it does not receive cash distributions from us. A unitholder may not receive cash distributions equal to its share of our taxable income or even the tax liability that results from that income. Further, a unitholder may incur a tax liability in excess of the amount of cash it receives upon the sale of its units.

The ratio of taxable income to cash distributions could be higher or lower than our estimates, which could result in a material reduction of the market value of our common units.
      We estimate that a person who acquires common units in the 2005 calendar year and owns those common units through the record dates for all cash distributions payable for all periods within the 2005 calendar year will be allocated, on a cumulative basis, an amount of federal taxable income that will be less than 10% of the cumulative cash distributed to such person for those periods. The taxable income allocable to a unitholder for subsequent periods may constitute an increasing percentage of distributable cash. These estimates are based on several assumptions and estimates that are subject to factors beyond our control. Accordingly, the actual percentage of distributions that will constitute taxable income could be higher or lower and any differences could result in a material reduction in the market value of our common units.

There are limits on the deductibility of losses
      In the case of unitholders subject to the passive loss rules (generally, individuals, closely held corporations and regulated investment companies), any losses generated by us will only be available to offset our future income and cannot be used to offset income from other activities, including passive activities or investments. Unused losses may be deducted when the unitholder disposes of its entire investment in us in a fully taxable transaction with an unrelated party. A unitholder’s share of our net passive income may be offset by unused losses carried over from prior years, but not by losses from other passive activities, including losses from other publicly-traded partnerships.

Tax gain or loss on the disposition of our common units could be different than expected.
      If a unitholder sells its common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and its tax basis in those common units. Prior distributions in excess of the total net taxable income the unitholder was allocated for a common unit, which decreased its tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than its tax basis in that common unit, even if the price you receive is less than its original cost. A substantial portion of the amount realized, whether or not representing a gain, will likely be ordinary income to that unitholder. Should the IRS successfully contest some positions we take, a selling unitholder could recognize more gain on the sale of units than would be the case under those positions, without the benefit of decreased income in prior years. In addition, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash that unitholder receives from the sale.

Tax-exempt entities, regulated investment companies, and foreign persons face unique tax issues from owning common units that may result in additional tax liability or reporting requirements for them.
      An investment in common units by tax-exempt entities, such as employee benefit plans, individual retirement accounts, regulated investment companies, generally known as mutual funds, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and thus will be taxable to them. Very little of our income will be qualifying income to a regulated investment company or mutual fund. Distributions to non-U.S. persons will be reduced by withholding taxes, at the highest effective tax rate applicable to individuals, and non-U.S. persons will be required to file federal income tax returns and generally pay tax on their share of our taxable income.

Our tax shelter registration could increase the risk of a potential IRS audit.
      We are registered with the IRS as a tax shelter. The IRS has issued to us the following tax shelter registration number: 94201000010. Issuance of the registration number does not indicate that an investment in us or the claimed tax benefits have been reviewed, examined or approved by the IRS. The tax laws require that some types of entities, including some partnerships, register as “tax shelters” in response to the perception that they claim tax benefits that may be unwarranted. As a result, we may be audited by the IRS and tax adjustments could be made. The rights of a unitholder owning less than a 1% interest in us to participate in the income tax audit process are very limited. Further, any adjustments in our tax returns will lead to adjustments in the unitholders’ tax returns and may lead to audits of unitholders’ tax returns and adjustments of items unrelated to us. A unitholder will bear the cost of any expenses incurred in connection with an examination of its personal tax return.

Reporting of partnership tax information is complicated and subject to audits; we cannot guarantee conformity to IRS requirements.
      We will furnish each unitholder with a Schedule K-1 that sets forth that unitholder’s allocable share of income, gains, losses and deductions. In preparing these schedules, we will use various accounting and reporting conventions and adopt various depreciation and amortization methods. We cannot guarantee that these schedules will yield a result that conforms to statutory or regulatory requirements or to administrative pronouncements of the IRS. If any of the information on these schedules is successfully challenged by the IRS, the character and amount of items of income, gain, loss or deduction previously reported by unitholders might change, and unitholders might be required to adjust their tax liability for prior years and incur interest and penalties with respect to those adjustments.

Unitholders may lose tax benefits as a result of nonconforming depreciation conventions.
      Because we cannot match transferors and transferees of common units, uniformity of the economic and tax characteristics of our common units to a purchaser of common units of the same class must be maintained. To maintain uniformity and for other reasons, we will take depreciation and amortization positions that may not conform to all aspects of the Treasury Regulations. A successful IRS challenge to those positions could reduce the amount of tax benefits available to our unitholders. A successful challenge could also affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

As a result of investing in our common units, a unitholder will likely be subject to state and local taxes and return filing requirements in jurisdictions where it does not live.
      In addition to federal income taxes, unitholders will likely be subject to other taxes, such as state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property. A unitholder will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of the various jurisdictions in which we do business or own property and may be subject to penalties for failure to comply with those requirements. We currently conduct business in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. It is a unitholder’s responsibility to file all required United States federal, state and local tax returns.

States may subject partnerships to entity-level taxation in the future; thereby decreasing the amount of cash available to us for distributions and potentially causing a decrease in our distribution levels, including a decrease in the minimum quarterly distribution.
      Because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to unitholders would be reduced. The partnership agreements of Ferrellgas Partners and the operating partnership each provide that if a law is enacted or existing law is modified or interpreted in a manner that subjects one or both partnerships to taxation as a corporation or otherwise subjects one or both partnerships to entity-level taxation for federal, state or local income tax purposes, provisions of one or both partnership agreements will be subject to change. These changes would include a decrease in the minimum quarterly distribution and the target distribution levels to reflect the impact of those taxes.

Unitholders may have negative tax consequences if we default on our debt or sell assets.
      If we default on any of our debt, the lenders will have the right to sue us for non-payment. That action could cause an investment loss and negative tax consequences for our unitholders through the realization of taxable income by unitholders without a corresponding cash distribution. Likewise, if we were to dispose of assets and realize a taxable gain while there is substantial debt outstanding and proceeds of the sale were applied to the debt, our unitholders could have increased taxable income without a corresponding cash distribution.

Recently enacted tax legislation may make investments in corporations more attractive than they used to be when compared to investments in our common units.
      The Jobs and Growth Tax Relief Reconciliation Act of 2003 generally reduces the maximum tax rate on particular dividends paid by particular corporations to individuals to 15% in 2003 through 2008 and, for taxpayers in the 10% and 15% ordinary income tax brackets, to 5% in 2003 through 2007 and to zero in 2008. The Tax Relief Reconciliation Act also reduces the maximum tax rate for an individual to 35% and the maximum tax rate applicable to net long-term capital gains of an individual to 15%. Absent further legislation, the maximum 15% tax rate on long-term capital gains will cease to apply to taxable years beginning after December 31, 2008 and will increase to 20% for taxable years beginning thereafter. The Tax Relief Reconciliation Act may cause some investments in corporations to be more attractive to individual investors than they used to be when compared to an investment in our common units and could materially affect the value of our common units.
Conflicts of Interest
      Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our general partner and its affiliates, on the other. The directors and officers of our general partner have fiduciary duties to manage our general partner in a manner beneficial to its stockholder. At the same time, our general partner has fiduciary duties to manage us in a manner beneficial to us and our unitholders. The duties of our general partner to us and our unitholders, therefore, may conflict with the duties of the directors and officers of our general partner to its stockholder.
      Matters in which, and reasons that, such conflicts of interest may arise include:

•	decisions of our general partner with respect to the amount and timing of our cash expenditures, borrowings, acquisitions, issuances of additional securities and changes in reserves in any quarter may affect the amount of incentive distributions we are obligated to pay our general partner;

•	borrowings do not constitute a breach of any duty owed by our general partner to our unitholders even if these borrowings have the purpose or effect of directly or indirectly enabling us to make distributions to the holder of our incentive distribution rights, currently our general partner, or to hasten the expiration of the deferral period with respect to the common units held by Ferrell Companies;

•	we do not have any employees and rely solely on employees of our general partner and its affiliates;

•	under the terms of our partnership agreements, we must reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us;

•	our general partner is not restricted from causing us to pay it or its affiliates for any services rendered on terms that are fair and reasonable to us or causing us to enter into additional contractual arrangements with any of such entities;

•	neither our partnership agreements nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are or will be the result of arms-length negotiations;

•	whenever possible, our general partner limits our liability under contractual arrangements to all or a portion of our assets, with the other party thereto having no recourse against our general partner or its assets;

•	our partnership agreements permit our general partner to make these limitations even if we could have obtained more favorable terms if our general partner had not limited its liability;

•	any agreements between us and our general partner or its affiliates will not grant to our unitholders, separate and apart from us, the right to enforce the obligations of our general partner or such affiliates in favor of us; therefore, our general partner will be primarily responsible for enforcing those obligations;

•	our general partner may exercise its right to call for and purchase common units as provided in the partnership agreement of Ferrellgas Partners or assign that right to one of its affiliates or to us;

•	our partnership agreements provide that it will not constitute a breach of our general partner’s fiduciary duties to us for its affiliates to engage in activities of the type conducted by us, other than retail propane sales to end users in the continental United States in the manner engaged in by our general partner immediately prior to our initial public offering, even if these activities are in direct competition with us;

•	our general partner and its affiliates have no obligation to present business opportunities to us;

•	our general partner selects the attorneys, accountants and others who perform services for us. These persons may also perform services for our general partner and its affiliates. Our general partner is authorized to retain separate counsel for us or our unitholders, depending on the nature of the conflict that arises; and

•	Mr. Ferrell is the President and Chief Executive Officer of our general partner and the Chairman of its Board of Directors. Mr. Ferrell also owns other companies with whom we conduct our ordinary business operations. Mr. Ferrell’s ownership of these entities may conflict with his duties as an officer and director of our general partner, including our relationship and conduct of business with any of Mr. Ferrell’s companies.
Fiduciary Responsibilities
      Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit the general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. Our partnership agreements expressly permit our general partner to resolve conflicts of interest between itself or its affiliates, on the one hand, and us or our unitholders, on the other, and to consider, in resolving such conflicts of interest, the interests of other parties in addition to the interests of our unitholders. In addition, the partnership agreement of Ferrellgas Partners provides that a purchaser of common units is deemed to have consented to specified conflicts of interest and actions of our general partner and its affiliates that might otherwise be prohibited, including those described above, and to have agreed that such conflicts of interest and actions do not constitute a breach by our general partner of any duty stated or implied by law or equity. Our general partner will not be in breach of its obligations under our partnership agreements or its duties to us or our unitholders if the resolution of such conflict is fair and reasonable to us. Any resolution of a conflict approved by the audit committee of our general partner is conclusively deemed fair and reasonable to us. The latitude given in our partnership agreements to our general partner in resolving conflicts of interest may significantly limit the ability of a unitholder to challenge what might otherwise be a breach of fiduciary duty.
      The partnership agreements of Ferrellgas Partners and the operating partnership expressly limit the liability of our general partner by providing that our general partner, its affiliates and their officers and directors will not be liable for monetary damages to us, our unitholders or assignees thereof for errors of judgment or for any acts or omissions if our general partner and such other persons acted in good faith. In addition, we are required to indemnify our general partner, its affiliates and their respective officers, directors, employees, agents and trustees to the fullest extent permitted by law against liabilities, costs and expenses incurred by our general partner or such other persons if our general partner or such persons acted in good faith and in a manner they reasonably believed to be in, or (in the case of a person other than our general partner) not opposed to, the best interests of us and, with respect to any criminal proceedings, had no reasonable cause to believe the conduct was unlawful.

ITEM 2.	PROPERTIES.
      We own or lease the following transportation equipment that is utilized primarily in the propane distribution operations.

	Owned	Leased	Total

Truck tractors	110	107	217
Propane transport trailers	330	—	330
Portable tank delivery trucks	279	310	589
Portable tank exchange delivery trailers	95	83	178
Bulk propane delivery trucks	1,122	979	2,101
Pickup and service trucks	1,000	520	1,520
Railroad tank cars	—	119	119
      The propane transport trailers have an average capacity of approximately 10,000 gallons. The bulk propane delivery trucks are generally fitted with 3,000 gallon tanks. Each railroad tank car has a capacity of approximately 30,000 gallons.
      We typically manage our retail propane distribution locations using a structure where one location, referred to as a service center, is staffed to provide oversight and management to approximately five to six propane distribution locations, referred to as service units. Our retail propane distribution locations are comprised of 132 service centers and 706 service units. The locations utilize hand-held computers and satellite technology to communicate with management typically located in the associated service center. We believe this structure together with our new technology platform allows us to more efficiently route and schedule customer deliveries and has significantly reduced the need for daily on-site management required by our previous operating platform at our service units.
      In addition to our retail propane distribution locations, we also distribute propane for our portable tank exchange operations from 15 partnership-owned propane distribution locations and 39 independently-owned distributors.
      We own approximately 45.1 million gallons of propane storage at our propane distribution locations. We own our land and buildings in the local markets of approximately half of our operating locations and lease the remaining facilities on terms customary in the industry.
      We own approximately 1.0 million propane tanks, most of which are located on customer property and rented to those customers. We also own approximately 3.2 million portable propane tanks, most of which are used by us to deliver propane to our portable tank exchange customers and to deliver propane to our industrial and commercial customers.
      We lease approximately 18.9 million gallons located at underground storage facilities at Hutchinson, Kansas; Adamana, Arizona; and Moab, Utah.
      We lease 75,716 square feet of office space at separate locations that comprise our corporate headquarters in the Kansas City metropolitan area. We also lease 27,696 square feet of office space in Houston, Texas in connection with our risk management and other operations and lease 63,014 square feet of office and warehouse space in Winston-Salem, North Carolina in connection with our delivery of propane by portable tank exchange.
      We believe that we have satisfactory title to or valid rights to use all of our material properties. Although some of those properties may be subject to liabilities and leases, liens for taxes not yet currently due and payable and immaterial encumbrances, easements and restrictions, we do not believe that any such burdens will materially interfere with the continued use of such properties in our business. We believe that we have obtained, or are in the process of obtaining, all required material approvals. These approvals include authorizations, orders, licenses, permits, franchises, consents of, registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to our ownership of properties or to our operations.

ITEM 3.	LEGAL PROCEEDINGS.
      Our operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, we are threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, we are not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      None.
PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED UNITHOLDER AND STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Units of Ferrellgas Partners
      Our common units represent limited partner interests in Ferrellgas Partners and are listed and traded on the New York Stock Exchange under the symbol “FGP.” As of August 31, 2005, we had 882 common unitholders of record. The following table sets forth the high and low sales prices for our common units on the New York Stock Exchange and the cash distributions declared per common unit for the periods indicated.

	Common Unit
	Price Ranges		Distributions
			Declared
2004	High	Low	per Unit

First Quarter	$23.57	$21.41	$0.50
Second Quarter	25.36	23.21	0.50
Third Quarter	25.80	21.88	0.50
Fourth Quarter	22.74	20.00	0.50

2005

First Quarter	$22.14	$19.99	$0.50
Second Quarter	21.32	19.40	0.50
Third Quarter	21.97	20.29	0.50
Fourth Quarter	22.10	20.51	0.50
      We make quarterly cash distributions of our available cash. Available cash is defined in our partnership agreement as, generally, the sum of our consolidated cash receipts less consolidated cash disbursements and changes in cash reserves established by our general partner for future requirements. To the extent necessary and due to the seasonal nature of our operations, we will generally reserve cash inflows from our second and third fiscal quarters for distributions during our first and fourth fiscal quarters. Based upon our current financial condition and results of operations, our general partner currently believes that during fiscal 2006 we will be able to make quarterly cash distributions per common unit comparable to those quarterly distributions made during our last two fiscal years; however, no assurances can be given that such distributions will be made or the amount of such distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that we can use to pay distributions.

Recent Sales of Unregistered Securities
      All issuances of unregistered securities during fiscal 2005 were previously reported in a Quarterly Report or Current Report.
Ferrellgas Partners Tax Matters
      Ferrellgas Partners is a master limited partnership and thus not subject to federal income taxes. Instead, our common unitholders are required to report for income tax purposes their allocable share of our income, gains, losses, deductions and credits, regardless of whether we make distributions to our common unitholders. Accordingly, each common unitholder should consult their own tax advisor in analyzing the federal, state, and local tax consequences applicable to their ownership or disposition of our common units. Ferrellgas Partners reports its tax information on a calendar year basis, while financial reporting is based on a fiscal year ending July 31.
Common Equity Of Other Registrants
      There is no established public trading market for the common equity of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. All of the common equity of the operating partnership and Ferrellgas Partners Finance Corp. is held by Ferrellgas Partners and all of the common equity of Ferrellgas Finance Corp. is held by the operating partnership. There are no equity securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp. authorized for issuance under any equity compensation plan. During fiscal 2005, there were no issuances of securities of the operating partnership, Ferrellgas Partners Finance Corp. or Ferrellgas Finance Corp.
      Neither Ferrellgas Partners Finance Corp. nor Ferrellgas Finance Corp. has declared or paid any cash dividends on its common equity during fiscal 2004 or 2005. The operating partnership distributes cash declared on its common equity four times per fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources – Financing Activities — Distributions paid by the operating partnership” for a discussion of its distributions during fiscal 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of the financial tests and covenants which place limits on the amount of cash that the operating partnership can use to pay distributions.
      On June 11, 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by us of up to $500.0 million of equity and/or debt securities (File Nos. 333-103267, 333-103267-01, 333-103267-02 and 333-103267-03). This was the first registration statement filed under the Securities Act by Ferrellgas Finance Corp. and the first filed by the operating partnership since June 24, 1994. As of October 16, 1998, the operating partnership was no longer subject to the reporting requirements under the Exchange Act in connection with its 1994 registration statement. Pursuant to the shelf registration statement, the operating partnership and Ferrellgas Finance Corp. are permitted to issue debt securities from time to time to fund acquisitions, reduce indebtedness and provide funds for general corporate purposes. See “Business — Businesses of Other Subsidiaries.” No offerings of debt securities have been made by the operating partnership or Ferrellgas Finance Corp. since the shelf registration statement was declared effective. As of August 31, 2005, we had $108.9 million available under this shelf registration statement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.
Equity Compensation Plan Information
      See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.	SELECTED FINANCIAL DATA.
      The following tables present selected consolidated historical financial data for Ferrellgas Partners and the operating partnership.

	Ferrellgas Partners, L.P.

	Year Ended July 31,

	2005	2004	2003	2002	2001

	(In thousands, except per unit data)
Income Statement Data:
Total revenues	$1,754,114	$1,308,386	$1,165,678	$991,430	$1,395,135
Interest expense	91,518	74,467	63,664	59,608	61,544
Earnings (loss) before discontinued operations and cumulative effect of change in accounting principle	(15,375)	20,501	52,970	54,542	55,815
Basic and diluted earnings (loss) per common unit before discontinued operations and cumulative effect of change in accounting principle	$(0.41)	$0.30	$1.15	$1.19	$1.17
Cash distributions declared per common unit	$2.00	$2.00	$2.00	$2.00	$2.00
Balance Sheet Data at end of period:
Working capital (deficit)	$38,885	$46,137	$(3,862)	$9,436	$22,062
Total assets	1,508,973	1,578,175	1,061,396	885,128	896,159
Long-term debt	948,977	1,153,652	888,226	703,858	704,782
Partners’ capital	333,678	202,099	2,919	21,161	37,987
Operating Data:
Propane sales volumes (in thousands of gallons)	897,606	873,711	898,622	831,592	956,718
Capital expenditures:
Maintenance	$17,259	$20,422	$14,187	$9,576	$11,996
Growth	25,089	12,270	4,123	4,826	3,152
Technology initiative	10,466	8,688	14,699	30,070	100
Tank lease buyout	—	—	154,129	—	—
Acquisition	31,699	438,326	41,310	10,962	1,417

Total	$84,513	$479,706	$228,448	$55,434	$16,665

	Ferrellgas, L.P.

	Year Ended July 31,

	2005	2004	2003	2002	2001

	(In thousands, except per unit data)
Income Statement Data:
Total revenues	$1,754,114	$1,308,386	$1,165,678	$991,430	$1,395,135
Interest expense	67,430	54,242	45,317	43,972	47,686
Earnings before discontinued operations and cumulative effect of change in accounting principle	9,128	41,410	79,598	70,887	73,695
Balance Sheet Data at end of period:
Working capital	$41,078	$48,593	$7,792	$9,099	$23,831
Total assets	1,504,271	1,570,990	1,055,691	882,233	892,778

	Ferrellgas, L.P.

	Year Ended July 31,

	2005	2004	2003	2002	2001

	(In thousands, except per unit data)
Long-term debt	678,367	882,662	668,657	543,858	544,782
Partners’ capital	608,987	475,567	231,815	182,272	198,771
Operating Data:
Propane sales volumes (in thousands of gallons)	897,606	873,711	898,622	831,592	956,718
Capital expenditures:
Maintenance	$17,259	$20,422	$14,187	$9,576	$11,996
Growth	25,089	12,270	4,123	4,826	3,152
Technology initiative	10,466	8,688	14,699	30,070	100
Tank lease buyout	—	—	154,129	—	—
Acquisition	32,430	438,326	41,310	10,962	1,417

Total	$85,244	$479,706	$228,448	$55,434	$16,665

      Our capital expenditures fall generally into five categories:

•	maintenance capital expenditures, which include capitalized expenditures for betterment and replacement of property, plant and equipment;

•	growth capital expenditures, which include expenditures for purchases of both bulk and portable propane tanks and other equipment to facilitate expansion of our customer base and operating capacity;

•	technology initiative capital expenditures, which include expenditures for purchases of computer hardware and software and the development of new software;

•	tank lease buyout expenditures, which are related to the purchase of bulk propane tanks and related assets during fiscal 2003 that we previously leased; these bulk propane tanks were originally leased in connection with the Thermogas acquisition, which we completed in fiscal 2000; and

•	acquisition capital expenditures, which include expenditures related to the acquisition of retail distribution propane operations; acquisition capital expenditures represent the total cost of acquisitions less working capital acquired; fiscal 2001 capital expenditures do not include a $4.6 million adjustment made in the second fiscal quarter of fiscal 2001 to working capital related to a final valuation adjustment to record the Thermogas acquisition.
      The sale of our non-strategic storage assets and the use of proceeds from that sale to retire long-term debt resulted in a significant decrease in our total assets and long-term debt as of July 31, 2005 as compared to July 31, 2004. See Item 7. “Management’s discussion and analysis of financial condition and results of operations — Results of Operations — Overview.”
      The Blue Rhino contribution resulted in a significant increase in our total assets, long-term debt and partners’ capital as of July 31, 2004 as compared to July 31, 2003. See Item 7. “Management’s discussion and analysis of financial condition and results of operations — Results of Operations — Overview.”
      The tank lease buyout contributed to an increase in our interest expense and a comparable decrease in equipment lease expense in fiscal 2003. This transaction also contributed to a significant increase in total assets and long-term debt as of July 31, 2003 as compared to July 31, 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners L.P. and the operating partnership.

      Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees. Ferrellgas Partners Finance Corp. serves as co-obligor for debt securities of Ferrellgas Partners and Ferrellgas Finance Corp. serves as co-obligor for debt securities of the operating partnership. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. are not presented in this section.
      The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K.
      The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exists four material differences between Ferrellgas Partners and the operating partnership. Those material differences are:

•	because Ferrellgas Partners issued $268.0 million in aggregate principal amount of 8 3/4% senior secured notes due fiscal 2012 during fiscal 2004 and 2003, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective consolidated financial statements and Notes I — Long-term debt — in the respective notes to their consolidated financial statements;

•	Ferrellgas Partners issued common units in several transactions during fiscal 2005, 2004 and 2003;

•	during fiscal 2003, Ferrellgas Partners incurred $7.1 million in expenses related to the early extinguishment of its debt; and

•	during fiscal 2005 and 2004, Ferrellgas Partners paid $0.9 million and $8.5 million, respectively, in cash to an unrelated third-party pursuant to a short-term, non-interest bearing note related to an acquisition made in fiscal 2003.
Forward-looking statements
      Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning future operating results or our ability to generate sales, income or cash flow are forward-looking statements.
      Forward-looking statements are not guarantees of performance. You should not put undue reliance on any forward-looking statements. All forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results to differ materially from those expressed in or implied by these forward-looking statements. Many of the factors that will affect our future results are beyond our ability to control or predict.
      Some of our forward-looking statements include the following:

•	whether the operating partnership will have sufficient funds to meet its obligations, including its obligations under its debt securities, and to enable it to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations with respect to its existing debt and equity securities;

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and

•	the expectation that propane and other liquid sales, cost of product sold, gross profit, operating income and net earnings will increase in fiscal 2006.
When considering any forward-looking statement, you should also keep in mind the risk factors in “Business — Risk Factors.” Any of these risks could impair our business, financial condition or results of operation. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
      Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this annual report.
      In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. We rely on a legal opinion from our counsel, and not a ruling from the Internal Revenue Service, as to our proper classification for federal income tax purposes. See the section entitled “Item 1. Business — Risk Factors — Tax Risks — The IRS could treat us as a corporation for tax purposes, which would substantially reduce the cash available for distribution to our unitholders.”
Results of Operations

Overview
      We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States. We believe that we are the second largest retail marketer of propane in the United States including the largest national provider of propane by portable tank exchange as measured by our propane sales volumes in fiscal 2005. We serve more than one million residential, industrial/commercial, propane tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, and Canada. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the country.
      Weather conditions have a significant impact on demand for propane for heating purposes. Accordingly, the volume of propane sold for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater use. We use information on temperatures to understand how our results of operations are affected by temperatures that are warmer or colder than normal. We use the definition of “normal” temperatures based on information published by the National Oceanic and Atmospheric Administration (“NOAA”). Based on this information we calculate a ratio of actual heating degree days to normal heating degree days. Heating degree days are a general indicator of weather impacting propane usage.
      The market for propane is seasonal because of increased demand during the winter months primarily for heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, the contributions of Blue Rhino, completed in fiscal 2004, and the related propane by portable tank exchanges sales volume provides increased operating profits during the first and fourth fiscal quarters due to its counter-seasonal business activities and provides the operating partnership the ability to better utilize its seasonal resources at the retail distribution locations. Other factors affecting our results of operations include competitive conditions, energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.
      Our gross profit from the distribution of propane is primarily based on margins; that is, the cents-per-gallon difference between our costs to purchase and distribute propane and the sales prices we charge our customers. Our residential customers and portable tank exchange customers typically provide us a greater cents per gallon margin than our industrial/commercial, agricultural and other customers. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas as propane prices tend to correlate with the fluctuations of these underlying commodities. The wholesale price per gallon of propane has been at historically high levels during the past few fiscal years. We employ risk management activities that attempt to mitigate risks related to the purchasing and transporting of propane.
      We continue to pursue the following business strategies:

•	achieve operating efficiencies through the utilization of our technology platforms;

•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth; and

•	align employee interest with our investors through significant employee ownership.
We have developed new technology to improve our routing and scheduling of customer deliveries, customer administration and operational workflow. Approximately one-third of the deployment of this technology was completed by the end of fiscal 2004 with the remainder completed in fiscal 2005 and the first month of fiscal 2006. We now operate all of our retail propane distribution outlets on the new technology platform.
      Net earnings in fiscal 2005 was $88.8 million compared to net earnings in fiscal 2004 of $28.6 million. The increase in net earnings of $60.2 million was due to the following:

•	Earnings from discontinued operations increased $96.1 million primarily due to the gain recognized on the sale of those operations. See Note D — Discontinued operations — to our consolidated financial statements;

•	Gross profit increased $71.8 million primarily due to increased sales resulting from the contribution from the Blue Rhino transaction and other retail acquisitions completed in fiscal 2004. This increase was somewhat offset by losses recognized on risk management trading activities;

•	Operating costs, which include operating expense, depreciation and amortization expense, general and administrative expense, equipment lease expense, and loss in disposal of assets and other collectively increased $85.1 million primarily due to the impact from contribution from the Blue Rhino transaction completed in fiscal 2004; and

•	Interest expense increased $17.1 million primarily due to the issuance of additional debt in April 2004 which was primarily used to fund the contribution from the Blue Rhino transaction.
      On July 29, 2005, we sold certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah. We consider the sale of these assets to be discontinued operations. The proceeds from this sale were used to retire a portion of our long-term debt including accrued interest and a portion of our borrowings outstanding on our bank credit facility.
      On June 30, 2005, we converted all of the senior units, including accrued and unpaid distributions, to common units.
      On March 7, 2005, we extended our public common unit distribution priority to April 30, 2010.
      During fiscal 2005, we raised approximately $144.0 million in equity through common unit offerings. The proceeds from these offerings were used to reduce borrowings outstanding under our bank credit facility and to fund acquisitions.
      On April 20, 2004, an affiliate of our general partner acquired all of the outstanding common stock of Blue Rhino Corporation in an all cash merger, after which it converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC. On April 21, 2004, this affiliate contributed Blue Rhino LLC to our operating partnership, through a series of transactions. Blue Rhino LLC was thereafter merged with and into our operating partnership. The results of operations of the contributed Blue Rhino operations for fiscal 2005 and for the period from April 21, 2004 through July 31, 2004 are included in our statement of earnings for fiscal 2005 and 2004, respectively.

Fiscal Year Ended July 31, 2005 vs. July 31, 2004

			Increase	Percentage
	2005	2004	(Decrease)	Change

	(Amounts in thousands)
Propane sales volumes	$897,606	$873,711	$23,895	2.7%
Propane and other gas liquids sales	1,592,325	1,210,564	381,761	31.5%
Gross profit	613,816	541,982	71,834	13.3%
Operating income	75,788	93,402	(17,614)	(18.9)%
Interest expense	91,518	74,467	17,051	22.9%
      Propane sales volumes during fiscal 2005 increased 23.9 million gallons compared to the prior year period. The increase in propane sales volumes was primarily due to the contribution from the Blue Rhino transaction, completed in the second half of fiscal 2004, in addition to the acquisition of seven retail propane companies during fiscal 2005. The Blue Rhino contribution and the retail acquisitions accounted for approximately 62.0 million gallons of this increase. The increase was partially offset by decreased propane sales volumes due to customer conservation caused by higher commodity prices, and to a lesser extent, warmer than normal temperatures. Heating degree days, as reported by NOAA, were 6% warmer than normal during fiscal 2005 compared to being 5% warmer than normal during fiscal 2004.
      The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2005 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.82 per gallon during fiscal 2005, compared to an average of $0.63 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.
      Propane and other gas liquids sales increased $381.8 million compared to the prior year. Approximately $223.5 million of this increase was caused by the significant increase in the wholesale cost per gallon of propane, as discussed above, and the fact that these increased costs were passed on to our customers during the year in the form of a higher retail price per gallon. In addition, approximately $181.8 million of the increased propane and other gas liquids sales increase was due to the contribution from the Blue Rhino transaction and the retail propane acquisitions completed during 2004 and 2005, as discussed above. These increases were partially offset by the impact on sales from the previously mentioned customer conservation and warmer temperatures.
      Gross profit for fiscal 2005 increased $71.8 million compared to the prior year period. The increase in gross profit was primarily due to an $83.0 million increase from the contribution of the Blue Rhino transaction and the retail propane acquisitions completed during fiscal 2004 and 2005, as discussed above. This increase in gross profit was partially offset by an $11.4 million lower contribution from risk management trading activities and by decreases from the previously mentioned customer conservation and warmer temperatures. See additional discussion regarding risk management trading activities in Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”
      Operating income decreased $17.6 million compared to the prior year period primarily due to an increase in operating expense of $42.9 million, an increase in depreciation and amortization expense of $26.9 million, and an increase in general and administrative expense of $7.8 million primarily due to the impact from the Blue Rhino contribution completed in the second half of fiscal 2004. This increase in expense was partially offset by the previously mentioned increase in gross profit.
      Interest expense increased $17.1 million compared to the prior year primarily due to the issuance of $250.0 million 6.75% notes in April 2004, the proceeds from which were used to partially fund the Blue Rhino contribution.

Interest expense of the operating partnership
      Interest expense increased $13.2 million compared to the prior year primarily due to the issuance of $250.0 million 6.75% notes in April 2004, the proceeds from which were used to partially fund the Blue Rhino contribution.

Forward looking statements.
      We expect increases in fiscal 2006 for propane and other gas liquids sales, cost of product sold, gross profit, operating income and net earnings as compared to fiscal 2005 due to:

•	our assumption that fiscal 2006 average propane prices will be higher than those in fiscal 2005;

•	our assumption that heating degree days will return to normal in fiscal 2006; and

•	our assumption that interest rates will remain relatively stable in fiscal 2006.
      We expect decreases in fiscal 2006 for operating expense and general and administrative expense and an increase in gross profit as compared to fiscal 2005 due to cost savings and other benefits related to the full deployment of our technology platform completed during the first month of fiscal 2006.
Fiscal Year Ended July 31, 2004 vs. July 31, 2003

			Increase	Percentage
	2004	2003	(Decrease)	Change

	(Amounts in thousands)
Propane sales volumes	$873,711	$898,622	$(24,911)	(2.8)%
Propane and other gas liquids sales	1,210,564	1,087,513	123,051	11.3%
Gross profit	541,982	520,825	21,157	4.1%
Operating income	93,402	123,199	(29,797)	(24.2)%
Interest expense	74,467	63,664	10,803	17.0%
      Propane sales volumes during fiscal 2004 decreased 24.9 million compared to the prior year period. This decrease in propane sales volumes was primarily due to warmer than normal temperatures and, to a lesser extent, customer conservation caused by higher commodity prices. Heating degree days, as reported by NOAA, were 5% warmer than normal during fiscal 2004 compared to being relatively normal during fiscal 2003. This decrease in volumes was partially offset by 21 million gallons from the retail acquisitions and the contribution from the Blue Rhino transaction completed in the second half of fiscal 2004.
      The average sales price per gallon increased due to the effect of a significant increase in the wholesale cost of propane during fiscal 2004 as compared to the prior year period. The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, averaged $0.63 per gallon during fiscal 2004, compared to an average of $0.54 per gallon in the prior year period. Other major supply points in the United States have also experienced significant increases.
      Propane and other gas liquids sales increased $123.1 million compared to the prior year. Approximately $76.9 million of this increase related to the wholesale cost per gallon of propane, as discussed above, and the fact that these increased costs were passed on to our customers during the year in the form of a higher retail price per gallon. In addition, approximately $105.6 million of the increased propane and other gas liquids sales increase was due to the contribution from the Blue Rhino transaction and the retail propane acquisitions completed during fiscal 2003 and 2004, as discussed above. These increases were partially offset by the impact on sales from the previously mentioned warmer temperatures and customer conservation.
      Gross profit for fiscal 2004 increased $21.2 million compared to the prior period. The increase in gross profit was primarily due to a $56.7 million increase in gross profit due to the contribution from the Blue Rhino transaction and retail propane acquisitions completed during fiscal 2003 and 2004. These increases in gross profit were partially offset by the previously mentioned warmer temperatures and customer conservation and a $4.2 million lower contribution from our risk management trading activities. See additional discussion regarding risk management trading activities in Item 7A “Quantitative and Qualitative Disclosures about Market Risk.”
      Operating income decreased $29.8 million compared to the prior year period reflecting a $27.6 million increase in operating expense and, to a lesser extent, a $16.3 million increase in depreciation and amortization expense, partially offset by the previously mentioned increase in gross profit and a $1.0 million decrease in equipment lease expense. Operating expenses, primarily personnel and plant and office expense, increased due to the retail propane acquisitions and the Blue Rhino transaction completed during fiscal 2003 and 2004, as discussed above. Depreciation and amortization expense increased primarily due to depreciation expense of $8.5 million for assets related to retail propane acquisitions and the Blue Rhino transaction discussed above and depreciation expense of $7.8 million for assets related to our technology initiative that were placed in service during the three months ended October 31, 2003. Equipment lease expense decreased due to the effect of the buyout of operating tank leases in December 2002.
      Interest expense increased $10.8 million primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions completed in fiscal 2004.

Interest expense of the operating partnership
      Interest expense increased $8.9 million primarily due to increased borrowings related to the buyout of operating tank leases in December 2002 and to finance acquisitions in fiscal 2004.

Discontinued operations
      On July 29, 2005, we announced the closing of the sale of certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah receiving approximately $144.0 million in cash. We recorded a gain of $97.0 million on the sale. We consider the sale of these assets to be discontinued operations. Therefore, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported results of operations from these assets as discontinued operations for all periods presented on the consolidated statements of earnings. See Note D — Discontinued operations — to our consolidated financial statements for further discussion about the sale of these assets. Operating results of discontinued operations are as follows:

	For the Year Ended July 31,

	2005	2004	2003

	(Amounts in thousands)
Total revenues	$89,339	$70,995	$55,961
Cost of product sold (exclusive of depreciation, shown with amortization below)	77,407	59,441	46,116

Gross profit	11,932	11,554	9,845
Operating expense	2,506	2,362	2,306
Depreciation and amortization expense	1,189	1,004	921
Equipment lease expense	22	22	18
Loss on disposal of assets and other	(36)	35	—

Earnings before income taxes, minority interest, discontinued operations and cumulative effect of change in accounting principle	8,251	8,131	6,600
Minority interest	1,063	82	67
Gain on sale of discontinued operations	97,001	—	—

Earnings from discontinued operations	$104,189	$8,049	$6,533

Liquidity and Capital Resources
      Our cash requirements include working capital requirements, debt service payments, the minimum quarterly common unit distribution, capital expenditures and acquisitions. The minimum quarterly distribution of $0.50 was paid on September 14, 2005 to all common units that were outstanding on September 1, 2005, and represents the forty-fourth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994. Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather and higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
      Our ability to satisfy our obligations is dependent upon future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season that occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflect earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed gross profit during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for fiscal 2006 and 2007. In addition, our general partner believes that the operating partnership will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for fiscal 2006 and 2007.
      Our bank credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt to cash flow ratio and cash flow to interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our bank credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The bank credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our bank credit facility, public debt, private debt and accounts receivable securitization facility do not contain repayment provisions related to a potential decline in our credit rating. As of July 31, 2005, we met all the required quarterly financial tests and covenants. Based upon current estimates of our future cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for fiscal 2006 and 2007. However, we may not meet the applicable financial tests in future quarters if we were to experience:

•	continued significantly warmer than normal winter temperatures;

•	continued volatile energy commodity cost environment;

•	an unexpected downturn in business operations; or

•	a general economic downturn in the United States.
      This failure could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.
      We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the bank credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities — Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units.
      Toward this purpose, in June 2003, a shelf registration statement was declared effective by the SEC for the periodic sale by Ferrellgas Partners, the operating partnership, Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. of up to $500.0 million of equity and/or debt securities. The securities registered by this registration statement are available to us for sale from time to time in the future to fund acquisitions, the reduction of indebtedness and for general partnership purposes subject to acceptable market conditions. The following debt and equity securities have been issued pursuant to this shelf registration since June 2003:

		Shelf
		Registration
Date	Security	Balance

	Beginning balance	$500,000
6/03	1,250,000 common units	28,188
7/03	110,000 common units	2,481
12/03	2,000,000 common units	49,500
4/04	7,000,000 common units	163,380
6/04	$50,000 principal amount senior debt	50,000
8/04	2,500,000 common units	47,875
8/04	375,000 common units	7,181
6/05	1,950,000 common units	38,995
6/05	177,000 common units	3,502

	Remaining balance	$108,898

Operating Activities
      Net cash provided by operating activities was $93.9 million for fiscal 2005, compared to net cash provided by operating activities of $76.6 million for the prior year period. This increase in cash provided by operating activities is primarily due to a $56.6 million dollar increase in cash inflows from the utilization of our accounts receivable securitization facility, which is somewhat offset by a $32.7 million increase in cash outflows used to fund working capital, primarily due to the timing of customer payments, increased propane wholesale prices and the timing of inventory purchases and receipts.

Accounts receivable securitization
      Cash flows from our accounts receivable securitization facility increased $56.6 million primarily due to increased working capital needs related to the timing of customer payments, increased propane wholesale prices and the timing of inventory purchases and receipts. We received net funding of $44.3 million from this facility during fiscal 2005 as compared to having remitted to the facility $12.3 million in the prior year period.
      Our strategy for obtaining liquidity at the lowest cost of capital is to initially utilize the accounts receivable securitization facility before borrowings under the operating partnership’s bank credit facility. See additional discussion about the operating partnership’s bank credit facility in “Financing Activities — Bank credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows us to sell between $70.0 million and $160.0 million of accounts receivable, depending upon the timing of the year and available undivided interests in our accounts receivable from certain customers. We renewed this facility effective June 7, 2005, for a 364-day commitment with JP Morgan Chase Bank, N.A. We generally increase our use of the accounts receivable securitization facility during the winter heating season when our working capital needs and our accounts receivable balances increase significantly. At July 31, 2005, we had funding outstanding of $66.0 million with the ability to transfer, at our option, an additional $5.1 million of our trade accounts receivable to the accounts receivable securitization facility. The renewal of the facility provides us with the ability to transfer increased amounts of accounts receivable during the fiscal 2006 winter heating season. As our trade accounts receivable increase during the winter heating season, the accounts receivable securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” this transaction is reflected in our consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable.

The operating partnership
      Net cash provided by operating activities was $117.8 million for fiscal 2005, compared to net cash provided by operating activities of $96.0 million for the prior year period. This increase in cash provided by operating activities is primarily due to a $56.6 million dollar increase in cash inflows from the utilization of our accounts receivable securitization, which is somewhat offset by a $32.1 million increase in cash outflows used to fund working capital, primarily due to the timing of cash customer payments, increased wholesale prices and the timing of inventory purchases and receipts.
Investing Activities
      Net cash provided by investing activities was $75.2 million for fiscal 2005, compared to net cash used in investing activities of $425.6 million for the prior year period. In fiscal 2005, we received $144.0 million of cash proceeds related to the sale of discontinued operations, see Note D — Discontinued operations — in our consolidated financial statements for further discussion about this sale of assets. In fiscal 2004, we spent $343.4 million for acquisitions, primarily the Blue Rhino contribution. This increase in investing cash flows was partially offset by increased capital expenditures during fiscal 2005.

Sale of assets related to discontinued operations
      On July 29, 2005, we announced the closing of the sale of certain non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah receiving approximately $144.0 million in cash. We used the proceeds from this sale to retire a series of fixed rate senior notes totaling $109.0 million, plus accrued interest, on July 29, 2005. The remainder of the proceeds was used to reduce borrowings under our bank credit facility.

Acquisitions
      During fiscal 2005, we used $23.9 million in cash for the acquisition of propane businesses as compared to $41.0 million in cash in the prior year period.

Blue Rhino contribution
      On April 20, 2004, we paid $343.4 million in cash as payment of obligations of FCI Trading that were assumed by the operating partnership in connection with the Blue Rhino contribution. See Note C — Business combinations — in our consolidated financial statements for further discussion about the Blue Rhino contribution. We also used $1.5 million in cash for transaction fees related to the Blue Rhino contribution.

Capital expenditures
      We made cash capital expenditures of $52.8 million during fiscal 2005 as compared to $41.4 million in the prior year period. The increase is primarily due to the full year impact of the Blue Rhino propane by portable tank exchange operations. Capital expenditures during fiscal 2005 consisted primarily of expenditures for our technology platform, the betterment and replacement of propane distribution locations and vehicle and equipment lease buyouts.
      We lease property, computer equipment, propane tanks, light and medium duty trucks, truck tractors and transport trailers. We believe leasing is a cost-effective method for meeting our equipment needs. During fiscal 2005, we purchased $4.3 million of vehicles whose lease terms expired during fiscal 2005.
Financing Activities
      During fiscal 2005, net cash used in financing activities was $164.1 million compared to net cash provided by financing activities of $353.3 million for the prior year period. In fiscal 2005, we retired $109.0 million of fixed rate senior notes originally due August 1, 2005. In fiscal 2004, we raised debt and equity of approximately $413.2 million primarily to fund the Blue Rhino contribution.

June 2005 common unit offering
      During June 2005, we received proceeds of $42.3 million, net of issuance costs, pursuant to our issuance of 1.6 million common units in a public offering, 0.4 million common units purchased by Ferrell Companies and 0.1 million common units purchased by Malcolm McQuilkin, our general partner’s President of Direct Imports. We used the net proceeds, together with contributions made by our general partner of $0.9 million to maintain its effective 2% general partner interest in us, to reduce borrowings outstanding under the bank credit facility of our operating partnership.

June 2005 senior units conversion to common units
      On June 30, 2005, all of our outstanding senior units, including accrued and unpaid distributions, were converted into 3.9 million common units pursuant to Ferrellgas Partners’ partnership agreement. As a result of the conversion, James E. Ferrell, Chairman, President and Chief Executive Officer of our general partner and beneficial owner of all of our then outstanding senior units, retained his approximately 7% equity investment in the partnership through his beneficial ownership of the newly issued common units. After the conversion of the senior units to common units, the provisions of our partnership agreement relating to the senior units are no longer applicable, including the restriction on our ability to issue equity without first redeeming senior units.

March 2005 public common unit distribution priority extension
      On March 7, 2005, Ferrellgas Partners amended its partnership agreement to reflect the extension of the existing agreement with Ferrell Companies involving the priority of quarterly distribution payments on publicly-held common units. The existing provision in the partnership agreement, originally scheduled to expire December 31, 2005, was extended to April 30, 2010. This provision allows Ferrellgas Partners to defer distributions on the common units held by Ferrell Companies up to an aggregate outstanding amount of $36.0 million. As of July 31, 2005, we have not elected to defer any common unit distributions due Ferrell Companies.

November 2004 common unit offering
      During November 2004, we received proceeds of $39.8 million, net of issuance costs, pursuant to our issuance of 2.1 million common units in a private offering to a single unaffiliated purchaser. We used the net proceeds, together with contributions made by our general partner of $0.8 million to maintain its effective 2% general partner interest in us, to reduce borrowings outstanding under the bank credit facility of our operating partnership.

August 2004 common unit offering
      During August 2004, we received proceeds of $54.9 million, net of issuance costs, pursuant to our issuance of 2.9 million common units in a public offering. We used the net proceeds, together with contributions made by the general partner to maintain its effective 2% general partner interest in us, to reduce borrowings outstanding under the bank credit facility of our operating partnership.
      During fiscal 2005, 2004 and 2003 we received $0.5 million, $4.2 million and $6.7 million in connection with the issuance of 27 thousand, 0.2 million and 0.4 million common units pursuant to the Ferrellgas unit option plan. See Note O — Unit options of Ferrellgas Partners and stock options of Ferrell Companies — to our consolidated financial statements, for additional disclosure about the Ferrellgas unit option plan.

Long-term debt
      On July 29, 2005 we retired the outstanding principal amount of $109.0 million of our fixed rate series A 7.16% senior notes originally due August 1, 2005. Prepayment penalties associated with this transaction were not significant.

Distributions
      We paid the required quarterly distributions on the senior units and the minimum quarterly distribution on all common units, as well as general partner interests, totaling $116.0 million during fiscal 2005 in connection with the distributions declared for the three months ended July 31, 2004, October 31, 2004, January 31, 2005, and April 30, 2005. The minimum quarterly distribution on all common units and related general partner distributions for the three months ended July 31, 2005 of $30.4 million was paid on September 14, 2005 to holders of record on September 1, 2005.

Bank credit facility
      On April 22, 2005 we refinanced our $307.5 million bank credit facility with a $330.0 million credit facility maturing April 22, 2010, unless extended or renewed. At July 31, 2005, $19.8 million of borrowings and $53.0 million of letters of credit were outstanding under the unsecured $330.0 million bank credit facility. Letters of credit are currently used to cover obligations primarily relating to requirements for insurance coverage and, to a lesser extent, risk management activities and product purchases. At July 31, 2005, we had $257.2 million available for working capital, acquisition, capital expenditure and general partnership purposes under the $330.0 million bank credit facility.
      All borrowings under our $330.0 million bank credit facility bear interest, at our option, at a rate equal to either:

•	a base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2005, the federal funds rate and Bank of America’s prime rate were 3.31% and 6.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2005, the one-month Eurodollar Rate was 3.46%).
In addition, an annual commitment fee is payable on the daily unused portion of our $330.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2005, the commitment fee per annum rate was 0.500%).
      We believe that the liquidity available from our $330.0 million bank credit facility and our accounts receivable securitization facility will be sufficient to meet our future working capital needs for fiscal 2006 and 2007. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in working capital requirements, our working capital needs could exceed our immediately available resources. Events that could cause increases in working capital borrowings or letter of credit requirements include, but are not limited to the following:

•	a significant increase in the wholesale cost of propane;

•	a significant delay in the collections of accounts receivable;

•	increased volatility in energy commodity prices related to risk management activities;

•	increased liquidity requirements imposed by insurance providers;

•	a significant downgrade in our credit rating;

•	decreased trade credit; or

•	a significant acquisition.
      If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased working capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented.

The operating partnership
      The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.

Distributions paid by the operating partnership
      The operating partnership paid quarterly distributions totaling $141.1 million during fiscal 2005 to Ferrellgas Partners, L.P. and our general partner. On September 14, 2005, the operating partnership paid a cash distribution to Ferrellgas Partners and our general partner totaling $30.7 million.

Contributions received by the operating partnership
      In June 2005, the operating partnership received cash contributions of $42.3 million and $0.9 million from Ferrellgas Partners and our general partner, respectively, in connection with the issuance by Ferrellgas Partners of 2.1 million common units. The operating partnership used aggregate net proceeds from these contributions to reduce borrowings outstanding under its bank credit facility.
      In November 2004, the operating partnership received cash contributions of $39.8 million and $0.8 million from Ferrellgas Partners and its general partner, respectively, in connection with the issuance by Ferrellgas Partners of 2.1 million common units. The operating partnership used aggregate net proceeds from these contributions to reduce borrowings outstanding under its bank credit facility.
      In August 2004, the operating partnership received cash contributions of $54.9 million and $1.1 million from Ferrellgas Partners and our general partner, respectively, in connection with the issuance by Ferrellgas Partners of 2.9 million common units. The operating partnership then used these net proceeds to reduce the borrowings outstanding under its bank credit facility.
Disclosures about Effects of Transactions with Related Parties
      We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $231.6 million for fiscal 2005, include compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative costs.

      Ferrell Companies is the sole shareholder of our general partner and owns 18.2 million of our common units. FCI Trading is wholly-owned by Ferrell Companies and owns 0.2 million of our common units. FCI Trading was formed during fiscal 2004. Ferrell Propane, Inc. is wholly-owned by our general partner and owns 0.1 million of our common units. James E. Ferrell, the Chairman, President and Chief Executive Officer of our general partner, was the beneficial holder of all of Ferrellgas Partners’ issued and outstanding senior units.
      In June 2005, all of the issued and outstanding senior units and the accumulated and unpaid distributions on those senior units were together converted into 3.9 million common units. Subsequent to the conversion of the senior units, Mr. Ferrell owns directly or indirectly 4.2 million common units of Ferrellgas Partners. See Note J — Partners’ capital — to our consolidated financial statements for further discussion about the conversion of senior units to common units.
      Prior to the conversion of the senior units to common units in June 2005, Ferrellgas Partners’ partnership agreement generally provided that it must use the cash proceeds of any offering of common units to redeem a portion of its outstanding senior units, otherwise a “Material Event” would be deemed to have occurred and JEF Capital as the then holder of the senior units, would have had specified rights, such as the right to convert the senior units into common units or the right to register the senior units. Ferrellgas Partners obtained a waiver from JEF Capital related to the offerings completed in June 2005, November 2004, and August 2004. This waiver allowed Ferrellgas Partners to use the proceeds from the offerings to reduce borrowings outstanding under the bank credit facility of the operating partnership. After the conversion of the senior units to common units, the provisions of our partnership agreement relating to the senior units are no longer applicable, including the restriction on our ability to issue equity without first redeeming senior units.
      During fiscal 2005, Ferrellgas Partners paid common unit distributions of $35.6 million, $0.4 million and $0.1 million to Ferrell Companies, FCI Trading and Ferrell Propane, respectively, in connection with the distributions declared by Ferrellgas Partners for the three months ended July 31, 2004, October 31, 2004, January 31, 2005, and April 30, 2005. Also during fiscal 2005, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.5 million for the three months ended July 31, 2004, October 31, 2004, January 31, 2005, and April 30, 2005. Ferrellgas Partners paid JEF Capital $9.3 million in senior unit distributions during fiscal 2005.
      On August 22, 2005, Ferrellgas declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane and Mr. Ferrell (directly or indirectly) of $9.1 million, $0.1 million, $26 thousand and $2.1 million, respectively, that were paid on September 14, 2005.
      Ferrell International Limited is beneficially owned by Mr. Ferrell and thus is an affiliate. We enter into transactions with Ferrell International in connection with our risk management activities and do so at market prices in accordance with our affiliate trading policy approved by our general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. During fiscal 2005, we recognized net losses on sales from purchases, sales and commodity derivative transactions of $2.7 million. These net purchases, sales and commodity derivatives transactions with Ferrell International are classified as cost of product sold on our consolidated statements of earnings. We provide limited accounting services to Ferrell International. During fiscal 2005, we recognized net receipts from providing limited accounting services of $40 thousand. There were no amounts due from or due to Ferrell International at July 31, 2005.
      We believe these related party transactions were under terms that were no less favorable to us than those available with third parties.
      See both Item 13. “Certain Relationships and Related Transactions” and Note L — Transactions with related parties — to our consolidated financial statements for additional discussion regarding the effects of transactions with related parties.

Contractual obligations
      In the performance of our operations, we are bound by certain contractual obligations.
      The following table summarizes our contractual obligations at July 31, 2005:

	Payment or Settlement Due by Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long-term debt, including current portion(1)	$2,868	$59,880	$91,402	$52,866	$73,191	$670,200	$950,407
Capital lease obligations	$137	$29	$25	$29	$—	$—	$220
Fixed rate interest obligations(3)	$73,987	$71,760	$65,586	$59,783	$51,725	$127,385	$450,226
Operating lease obligations(2)	$32,630	$27,365	$22,310	$15,687	$10,151	$19,383	$127,526
Operating lease buyouts(4)	$4,857	$7,395	$2,610	$6,261	$2,105	$6,114	$29,342
Purchase obligations:(5)
Product purchase commitments:(6)
Estimated payment obligations	$641,223	$76,459	$—	$—	$—	$—	$717,682
Underlying major volume commitments (in gallons)	710,084	86,850	—	—	—	—	796,934
Capital expenditure commitments(7)	$5,981	$—	$—	$—	$—	$—	$5,981
Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance that we will be successful in the future.

(1)	We have long and short-term payment obligations under agreements such as our senior notes and credit facilities. Amounts shown in the table represent our scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding our debt obligations, please see “Liquidity and Capital Resources — Financing Activities.”

(2)	We lease certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table represent minimum lease payment obligations under our third-party operating leases with terms in excess of one year for the periods indicated.

Our off-balance sheet arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. We account for these arrangements as operating leases. We believe these arrangements are a cost-effective method for financing our equipment needs. These off-balance sheet arrangements enable us to lease equipment from third parties rather than, among other options, purchasing the equipment using on-balance sheet financing.

Most of the operating leases involving our transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or we will be required to pay the lessor the difference. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments we could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $13.1 million. We do not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.

(3)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our bank credit facility, a variable rate debt obligation. As of July 31, 2005, variable rate interest on our outstanding balance of variable rate debt of $19.8 million would be $1.2 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our bank credit facility.

(4)	Operating lease buyouts represent the maximum amount we would pay if we were to exercise our right to buyout the assets at the end of their lease term. Historically, we have been successful in renewing certain leases that are subject to buyouts. However, there is no assurance we will be successful in the future.

(5)	We define a purchase obligation as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(6)	We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the July 31, 2005 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Quantities shown in the table represent our volume commitments and estimated payment obligations under these contracts for the periods indicated.

(7)	We have short-term payment obligations relating to capital projects we have initiated. These commitments represent unconditional payment obligations that we have agreed to pay vendors for services rendered or products purchased.

The operating partnership
      The contractual obligation table above also applies to the operating partnership, except for long-term debt, including current portion. The long-term debt for the operating partnership is summarized in the table below:

	Payment or Settlement Due by Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long-term debt, including current portion(1)	$2,868	$59,880	$91,402	$52,866	$73,191	$402,200	$682,407
Fixed rate interest obligations(2)	$50,537	$48,310	$42,136	$36,333	$28,275	$80,485	$286,076

(1)	The operating partnership has long and short-term payment obligations under agreements such as the operating partnership’s credit facilities. Amounts shown in the table represent the operating partnership’s scheduled future maturities of long-term debt (including current maturities thereof) for the periods indicated. For additional information regarding the operating partnership’s debt obligations, please see “Liquidity and Capital Resources — Financing Activities.”

(2)	Fixed rate interest obligations represent the amount of interest due on fixed rate long-term debt. These amounts do not include interest on our bank credit facility, a variable rate debt obligation. As of July 31, 2005, variable rate interest on our outstanding balance of variable rate debt of $19.8 million would be $1.2 million on an annual basis. Actual variable rate interest amounts will differ due to changes in interest rates and actual seasonal borrowings under our bank credit facility.
Off-balance sheet financing arrangements
      In this section we discuss our off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has

•	made guarantees;

•	a retained or a contingent interest in transferred assets;

•	an obligation under derivative instruments classified as equity; or

•	any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.
      In September 2000, we formed a qualified special purpose entity as a bankruptcy remote subsidiary and entered into a receivables facility arrangement, which we recently amended in June 2005. This arrangement with a financial institution allows us to sell between $70.0 million and $160.0 million of accounts receivable, depending upon the time of year and available undivided interests in our accounts receivable from certain customers. We believe this facility improves cash flows while serving as a source of liquidity for our operations. See Note B — Summary of significant accounting policies — and Note G — Accounts receivable securitization — in our consolidated financial statements for additional discussion about this arrangement.
Adoption of New Accounting Standards
      SFAS No. 123(R), “Share-Based Payment,” is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees. This statement is effective for interim or annual reporting periods that begin after June 15, 2005. Consequently, we will be required to adopt this standard during the quarter ending October 31, 2005. Currently, we account for the Unit Option Plan and the Incentive Compensation Plan (“ICP”) using the intrinsic value method under the provisions of APB No. 25, for all periods presented and make the fair value method pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the consolidated statements of earnings. See Note B — Unit and stock-based compensation, for current disclosures. We are evaluating the impact of this standard and believe, based on the options outstanding at the end of fiscal 2005, the impact on financial position, results of operations and cash flows will be approximately $1.0 million during fiscal 2006. This annual charge may increase or decrease in subsequent years as new options are granted or as granted options become fully vested.
      Emerging Issues Task Force (“EITF”) 03-6, “Participating Securities and the Two-class Method under FASB Statement No. 128 Earnings per Share,” requires the calculation of net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. We adopted EITF 03-6 during the quarter ended January 31, 2005. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per common unit will typically impact the three and six months ended January 31.
      EITF 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” requires that pre-existing contractual relationships between two parties involved in a business combination be evaluated to determine if a settlement of the pre-existing contracts is required separately from the accounting for the business combination. This consensus is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. We adopted

EITF 04-1 during the quarter ended January 31, 2005, without a material effect on financial position, results of operations and cash flows.
      Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, adopted by us in fiscal 2003. A conditional asset obligation is a legal obligation to retire an asset when the timing and(or) method of settlement are conditional on a future event. The interpretation also requires an entity to recognize a liability for the fair value of the asset retirement obligation when incurred if fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. We have evaluated the impact of this interpretation and do not believe it will have a material effect on financial position, results of operations and cash flows.
      SFAS No. 154, “Accounting Changes and Error Corrections” replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28” and changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe this standard will have a material effect on financial position, results of operations and cash flows.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires us to establish accounting policies and make estimates and assumptions that affect our reported amounts of assets and liabilities at the date of the consolidated financial statements. These financial statements include some estimates and assumptions that are based on informed judgments and estimates of management. We evaluate our policies and estimates on an on-going basis and discuss the development, selection and disclosure of critical accounting policies with the Audit Committee of the Board of Directors of our general partner. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Our consolidated financial statements may differ based upon different estimates and assumptions.
      We discuss our significant accounting policies in Note B — Summary of significant accounting policies — to our consolidated financial statements. Our significant accounting policies are subject to judgments and uncertainties that affect the application of such policies. We believe these financial statements include the most likely outcomes with regard to amounts that are based on our judgment and estimates. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from the actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following accounting policies are critical to the preparation of our consolidated financial statements due to the estimation process and business judgment involved in their application:
     Depreciation of property, plant and equipment
      We calculate depreciation on property, plant and equipment using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Changes in the estimated useful lives of our property, plant and equipment could have a material effect on our results of operations. The estimates of the assets’ useful lives require our judgment regarding assumptions about the useful life of the assets being depreciated. When necessary, the assets are revised and the impact on depreciation is treated on a prospective basis.
     Residual value of customer and storage tanks
      We use an estimated residual value when calculating depreciation for our customer and bulk storage tanks. Customer and bulk storage tanks are classified as property, plant and equipment on our consolidated balance sheets. The depreciable basis of these tanks is calculated using the original cost less the residual value. Depreciation is calculated using straight-line method based on the tanks’ estimated useful life of 30 years.

Changes in the estimated residual value could have a material effect on our results of operations. The estimates of the tanks’ residual value require our judgment of the value of the tanks at the end of their useful life or retirement. When necessary, the tanks’ residual values are revised and the impact on depreciation is treated on a prospective basis.
     Valuation methods, amortization methods and estimated useful lives of intangible assets
      The specific, identifiable intangible assets of a business enterprise depend largely upon the nature of its operations. Potential intangible assets include intellectual property such as trademarks and trade names, customer lists and relationships, and non-compete agreements, as well as other intangible assets. The approach to the valuation of each intangible asset will vary depending upon the nature of the asset, the business in which it is utilized, and the economic returns it is generating or is expected to generate. During fiscal 2005 we did not find it necessary to adjust the valuation methods used for any acquired intangible assets.
      Our recorded intangible assets primarily include the estimated value assigned to certain customer-related and contract-based assets representing the rights we own arising from the acquisition of propane distribution companies and related contractual agreements. A customer-related or contract-based intangible with a finite useful life is amortized over its estimated useful life, which is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the entity. We believe that trademarks and tradenames have an indefinite useful life due to our intention to utilize all acquired trademarks and tradenames. When necessary, the intangible assets’ useful lives are revised and the impact on amortization will be reflected on a prospective basis. The determination of the fair market value of the intangible asset and the estimated useful life are based on an analysis of all pertinent factors including (1) the use of widely-accepted valuation approaches, the income approach or the cost approach, (2) the expected use of the asset by the entity, (3) the expected useful life of related assets, (4) any legal, regulatory or contractual provisions, including renewal or extension periods that would not cause substantial costs or modifications to existing agreements, (5) the effects of obsolescence, demand, competition, and other economic factors and (6) the level of maintenance required to obtain the expected future cash flows.
      If the underlying assumption(s) governing the amortization of an intangible asset were later determined to have significantly changed (either favorably or unfavorably), then we may be required to adjust the amortization period of such asset to reflect any new estimate of its useful life. Such a change would increase or decrease the annual amortization charge associated with the asset at that time. During fiscal 2005, we did not find it necessary to adjust the valuation method, estimated useful life or amortization period of any of our intangible assets.
      Should any of the underlying assumptions indicate that the value of the intangible asset might be impaired, we may be required to reduce the carrying value and subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life (i.e., amortization period) of an intangible asset would increase operating costs and expenses at that time.
      At July 31, 2005 and 2004, the carrying value of our intangible asset portfolio was $255.3 million and $264.4 million, respectively. We did not recognize any impairment losses related to our intangible assets during fiscal 2005 or 2004. For additional information regarding our intangible assets, see Note B — Summary of significant accounting policies, Note H — Goodwill and intangible assets, net and Note D — Discontinued operations, to our consolidated financial statements.
     Fair value of derivative commodity contracts
      We enter into commodity forward, futures, swaps and options contracts involving propane and related products, which, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” are not accounting hedges, but are used for risk management trading purposes. To the extent such contracts are entered into at fixed prices and thereby subject us to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the consolidated balance sheets at fair value with changes in value recognized in earnings. We classify all gains and losses from these derivative contracts entered into for risk management trading purposes as cost of product sold in the consolidated statements of earnings. We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. For further discussion of derivative commodity contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, “Liquidity and Capital Resources — Disclosures about Risk Management Activities Accounted for at Fair Value” and “Quantitative and Qualitative Disclosures about Market Risk” and Note K — Derivatives — to our consolidated financial statements. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts.
Disclosures about Risk Management Activities Accounted for at Fair Value
      The following table summarizes the change in the unrealized fair value of contracts from our risk management trading activities for fiscal 2005.

2005

(In thousands)
Net fair value of contracts outstanding at the beginning of the period	$424
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(9,672)
Fair value of new contracts entered into during the period	9,364

Unrealized gains in fair value of contracts outstanding at end of period	$116

      The following table summarizes the maturity of contracts from our risk management trading activities for the valuation methodologies we utilized as of July 31, 2005.

	Fair Value of Contracts at
	Period-End

	Maturity	Maturity Greater
	Less	Than 1 year and
	Than	Less than 18
Source of Fair Value	1 Year	Months

	(In thousands)
Prices provided by external sources	$116	$—

Total value of contracts outstanding at July 31, 2005	$116	$—

The gross transaction volume in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled during fiscal 2005 was 10.7 million barrels.
See additional discussion about market, counterparty credit and liquidity risks related to our risk management trading activities and other risk management activities in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” and Note K — Derivatives — to our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      Our risk management activities primarily attempt to mitigate risks related to the purchasing, storing and transporting of propane. We generally purchase propane in the contract and spot markets from major domestic energy companies on a short-term basis. Our costs to purchase and distribute propane fluctuate with the movement of market prices. This fluctuation subjects us to potential price risk, which we attempt to minimize through the use of risk management activities.
      Our risk management trading activities include the use of energy commodity forward contracts, swaps and options traded on the over-the-counter financial markets and futures and options traded on the New York Mercantile Exchange. These risk management activities are conducted primarily to offset the effect of market price fluctuations on propane inventory and purchase commitments and to mitigate the price risk on sale commitments to our customers.

      Our risk management activities are intended to generate a profit, which we then apply to reduce our cost of product sold. The results of our risk management activities directly related to the delivery of propane to our customers, which include our supply procurement, storage and transportation activities, are presented in our discussion of margins and are accounted for at cost. The results of our other risk management activities are presented separately in our discussion of gross profit found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” as risk management trading activities and are accounted for at fair value.
      Market risks associated with energy commodities are monitored daily by senior management for compliance with our commodity risk management policy. This policy includes an aggregate dollar loss limit and limits on the term of various contracts. We also utilize volume limits for various energy commodities and review our positions daily where we remain exposed to market risk, so as to manage exposures to changing market prices.
      Market, Credit and Liquidity Risk. New York Mercantile Exchange traded futures and options are guaranteed by the New York Mercantile Exchange and have nominal credit risk. We are exposed to credit risk associated with forwards, swaps and option transactions in the event of nonperformance by counterparties. For each counterparty, we analyze its financial condition prior to entering into an agreement, establish a credit limit and monitor the appropriateness of the limit. The change in market value of Exchange-traded futures contracts requires daily cash settlement in margin accounts with brokers. Over-the-counter instruments are generally settled at the expiration of the contract term. In order to minimize the liquidity risk of cash, margin or collateral requirements of counterparties for over-the-counter instruments, we attempt to balance maturities and positions with individual counterparties. Historically, our risk management activities have not experienced significant credit-related losses in any year or with any individual counterparty. Our risk management contracts do not contain material repayment provisions related to a decline in our credit rating.
      Sensitivity Analysis. We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of July 31, 2005 and 2004, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings regarding these positions from a 10% adverse movement in market prices of the underlying energy commodities was estimated at $0.0 million and $0.6 million for risk management trading activities and $0.3 million and $1.4 million for other risk management activities as of July 31, 2005 and 2004, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
      At July 31, 2005 and 2004, we had $19.8 million and $92.9 million, respectively, in variable rate bank credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate bank credit facility would result in a loss in future earnings of $0.2 million for fiscal 2006. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.
      For other risk management activities, our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be 100% effective; therefore, there is no effect on our sensitivity analysis for other risk management activities from these hedging transactions. To the extent option contracts are used as hedging instruments for anticipated transactions we have included the offsetting effect of the anticipated transactions, only to the extent the option contracts are in the money, or would become in the money as a result of the 10% hypothetical movement in prices. All other anticipated transactions for other risk management activities have been excluded from our sensitivity analysis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      Our consolidated financial statements and the Independent Registered Public Accounting Firm’s Reports thereon and the Supplementary Financial Information listed on the accompanying Index to Financial

Statements and Financial Statement Schedules are hereby incorporated by reference. See Note Q — Quarterly data (unaudited) — to our consolidated financial statements for Selected Quarterly Financial Data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
      An evaluation was performed by our management, with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including the principal executive officer and principal financial officer of our general partner, concluded that our disclosure controls and procedures were designed to be and were adequate and effective as of July 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
      Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of July 31, 2005, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
Management’s Report on Internal Control Over Financial Reporting
      Our management of Ferrellgas Partners, L.P. and subsidiaries and Ferrellgas L.P. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of July 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports which are included herein.
Changes in Internal Control Over Financial Reporting
      Due to the deployment of our new technology initiative during fiscal 2005, we modified many of our internal controls over financial reporting during the fiscal quarter ended July 31, 2005. This modification of internal controls over financial reporting was made to align our internal controls with the implementation of our new technology initiative. See “Item 1 — Business — Business Strategy”. Management continues to monitor these changes and the ongoing process of routinely reviewing and evaluating our internal controls over financial reporting. Based on that review and evaluation, management believes our disclosure controls and procedures were effective to enable us to record, process, summarize and report the information required to be included in this annual report within the required time period.
      There have been no other changes in our internal controls over financial reporting (as defined in Rule 13(a)–15 or Rule 15d–15(f) of the Exchange Act) or in other factors during the fiscal quarter ended July 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Overland Park, Kansas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended July 31, 2005, of the Partnership and our report dated October 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Ferrellgas, L.P. and Subsidiaries
Overland Park, Kansas
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Ferrellgas, L.P. and subsidiaries (the “Partnership”) maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended July 31, 2005, of the Partnership and our report dated October 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 11, 2005

ITEM 9B.	OTHER INFORMATION.
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.
Directors and executive officers of our general partner
      The following table sets forth certain information with respect to the directors and executive officers of our general partner as of September 15, 2005. Each of the persons named below is appointed or elected to their respective office or offices annually.

		Director	Executive
Name	Age	Since	Officer Since	Position

James E. Ferrell	65	1984	2000	Chairman, Chief Executive Officer and President
Kenneth A. Heinz	41	N/a	2001	Senior Vice President, Corporate Development
Kevin T. Kelly	40	N/a	1998	Senior Vice President and Chief Financial Officer
Patrick J. Walsh	51	N/a	2003	Vice President and Chief Information Officer
Stephen L. Wambold	37	N/a	2005	Senior Vice President, Retail Operations
Jeffery B. Ward	41	N/a	2005	President of Blue Rhino operations, and Senior Vice President, Sales and Marketing
William K. Hoskins	70	2003	N/a	Director
A. Andrew Levison	49	1994	N/a	Director
John R. Lowden	48	2003	N/a	Director
Michael F. Morrissey	63	1999	N/a	Director
Billy D. Prim	49	2004	2004	Director, Special Advisor to the Chief Executive Officer
Elizabeth T. Solberg	66	1998	N/a	Director
      James E. Ferrell — Mr. Ferrell has been with Ferrell Companies or its predecessors and its affiliates in various executive capacities since 1965, including Chairman of the Board of Directors of our general partner. He was named Chief Executive Officer and President of our general partner on October 5, 2000. He previously served as our general partner’s Chief Executive Officer until August 1998 and as President until October 1996.
      Kenneth A. Heinz — Mr. Heinz joined our general partner in 1996 and has oversight over Corporate Development, which includes Acquisitions, Administration, Communications, Human Resources, Tax and Training. Mr. Heinz is a Certified Public Accountant and holds a B.S. in Accounting from Kansas State University.
      Kevin T. Kelly — Mr. Kelly joined our general partner in 1996 and has oversight over Accounting and Financial Reporting, Corporate Finance and Treasury, Investor Relations, Legal, Real Estate and Risk Management operations. Mr. Kelly is a Certified Public Accountant and holds a B.S. in Accounting from the University of Missouri.

      Patrick J. Walsh — Mr. Walsh joined our general partner in 1986 and has oversight over Information Technology operations. A Certified Public Accountant, Mr. Walsh holds an MBA from the University of Wisconsin-Whitewater and a B.S. in Accounting from Northern Arizona University.
      Stephen L. Wambold — Mr. Wambold joined our general partner in 1997 and has oversight over nationwide propane distribution operations and the commodity risk management, transportation and wholesale operations. Mr. Wambold obtained his B.A. from Purdue University.
      Jeffery B. Ward — Mr. Ward joined our general partner in 2004 following the transaction between Ferrellgas and Blue Rhino Corporation and has oversight over nationwide sales and marketing efforts including the Blue Rhino propane by tank exchange operations. Mr. Ward previously worked for HJ Heinz in Pittsburgh, PA as Vice President of Customer Teams. He holds a B.A. in Economics from Randolph-Macon College in Ashland, VA.
      William K. Hoskins — Mr. Hoskins was appointed to the Board of Directors in 2003. He chairs the Board’s Corporate Governance/ Nominating Committee, and also serves on its Audit Committee. He is the Managing Partner of Resolution Counsel, LLP, a Portland, Oregon-based law firm and is President of Hoskins & Associates, a pharmaceutical and biotech consulting firm. Mr. Hoskins also serves on the Boards of Directors of Isotechnika, Inc. and Sequella, Inc.
      A. Andrew Levison — Mr. Levison has served on the Board of Directors since 1994 and is a member of the Boards’ Compensation Committee. He is the Managing Partner of Southfield Capital Advisors, LLC, a Greenwich, Connecticut-based, private merchant banking firm and serves on the Boards of Directors of Presidio Partners, LLC, Telco Solutions III, LLC and the Levison/ Present Foundation at Mount Sinai Hospital in New York City.
      John R. Lowden — Mr. Lowden was appointed to the Board of Directors in January 2003 and is a member of the Board’s Audit, Compensation and Corporate Governance/ Nominating Committees. He is the President of NewCastle Partners, LLC, a Greenwich, Connecticut-based private investment firm. Mr. Lowden also serves as Chairman and CEO of A-l Industries, Inc. and on the Boards of Directors of Apparel Ventures Inc. and Nielsen & Bainbridge, LLC.
      Michael F. Morrissey — Mr. Morrissey has served on the Board of Directors since 1999 and chairs the Board’s Audit Committee. He retired as the Managing Partner of Ernst & Young’s Kansas City office. Mr. Morrissey currently serves on the Board of Directors and as Audit Committee Chairman of Westar Energy, Inc. and serves on the board of several private companies and not-for-profit organizations.
      Billy D. Prim — Mr. Prim was appointed to the Board in 2004 following the transaction between Ferrellgas and Blue Rhino Corporation. Mr. Prim was the co-founder and President of Blue Rhino Corporation (formerly NASDQ: RINO) and now serves as the Special Advisor to the Chief Executive Officer. Mr. Prim also serves on the Board of Directors of Southern Community Bank and Trust.
      Elizabeth T. Solberg — Ms. Solberg has served on the Board of Directors since 1998. She chairs the Board’s Compensation Committee and also serves on its Corporate Governance/ Nominating Committee. Ms. Solberg served as Regional President and Senior Partner at Fleishman-Hillard, Inc. for seven years and now serves as senior counselor with the firm, the largest public relations firm in North America. Ms. Solberg also serves on the Boards of Directors of Midwest Express Holdings, Inc. and other numerous civic organizations.
Corporate governance
      The limited partnership agreements of Ferrellgas Partners and the operating partnership provide for each partnership to be governed by a general partner rather than a board of directors. Through these partnership agreements, Ferrellgas, Inc. acts as the general partner of both Ferrellgas Partners and the operating partnership and thereby manages and operates the activities of Ferrellgas Partners and the operating partnership. Ferrellgas, Inc. anticipates that its activities will be limited to the management and operation of the partnerships. Neither Ferrellgas Partners nor the operating partnership directly employs any of the persons responsible for the management or operations of the partnerships, rather, these individuals are employed by the general partner.
      The Board of Directors of our general partner has adopted a set of Corporate Governance Guidelines for the Board and charters for its Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. A current copy of these Corporate Governance Guidelines and charters, each of which were adopted and approved by the entire Board, are available to our security holders on our website at www.ferrellgas.com.
      Additionally, the Board has affirmatively determined that Messrs. Hoskins, Levison, Lowden, Morrissey and Ms. Solberg, who constitute a majority of its Directors, are “independent” as described by the New York Stock Exchange’s corporate governance rules. In conjunction with regular Board meetings, these five non-management directors also meet in a regularly scheduled executive session without members of management present. A non-management director presides over each executive session of non-management directors. Mr. Morrissey has been selected as the presiding director for non-management executive sessions. If Mr. Morrissey is not present then the other non-management directors shall select the presiding director. Additional executive sessions may be scheduled by a majority of the non-management directors in consolation with the presiding director and the Chairman of the Board.
Audit committee
      The Board has a designated Audit Committee established in accordance with the Exchange Act comprised of Messrs. Morrissey, Hoskins and Lowden. Mr. Morrissey is the chairman of the Audit Committee and has been determined by the board to be an “audit committee financial expert.” The Audit Committee charter, as well as the rules of the New York Stock Exchange and the SEC, requires that members of the Audit Committee satisfy “independence” requirements as set out by the New York Stock Exchange. The Board has determined that all of the members of the Audit Committee are independent as described under the relevant standards. The Audit Committee charter, which was adopted and approved by the entire Board, is available to our security holders on our website at www.ferrellgas.com.
Limitation on directors participating on audit committees
      The Board has adopted a policy limiting the number of public-company audit committees its directors may serve on to three at any point in time. If a director desires to serve on more than three public-company audit committees, he or she must first obtain the written permission of the Board.
Corporate Governance and Nominating Committee
      The Board has a designated Corporate Governance and Nominating Committee, comprised of Messrs. Hoskins, Lowden and Ms. Solberg. Mr. Hoskins is the chairman of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee charter requires that members of the Corporate Governance and Nominating Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Corporate Governance and Nominating Committee are “independent” as described under relevant standards. The Corporate Governance and Nominating Committee charter, which was adopted and approved by the entire Board, is available to our security holders on our website at www.ferrellgas.com.
Compensation Committee
      The Board has a designated Compensation Committee, comprised of Ms. Solberg, Messrs. Levison and Lowden. Ms. Solberg is chair of the Compensation Committee. The Compensation Committee charter requires that members of the Compensation Committee satisfy particular “independence” requirements. The Board has determined that all of the members of the Compensation Committee are “independent” as described under relevant standards. The Compensation Committee charter, which was adopted and approved by the entire board, is available to our security holders on our website at www.ferrellgas.com.

Disclosure about our security holders’ ability to communicate with the Board of Directors of our general partner
      The Board of Directors of our general partner has a process by which security holders can communicate with it. Security holders can send communications to the Board by contacting our Investor Relations department by mail, telephone or e-mail at:
Ferrellgas, Inc.
Attention: Investor Relations
7500 College Boulevard, Suite 1000
Overland Park, Kansas 66210
913-661-1533
investors@ferrellgas.com
Code of Ethics for principal executive and financial officers and Code of Business Conduct and Ethics
      The Board has adopted a Code of Ethics for our general partner’s principal executive officer, principal financial officer, principal accounting officer or those persons performing similar functions. Additionally, the Board has adopted a general Code of Business Conduct and Ethics for all of our general partner’s directors, officers and employees. These codes, which were adopted and approved by the entire Board, are available to our security holders on our website at www.ferrellgas.com.
      We intend to disclose any amendment to the Code of Ethics on our website, unless such amendment is deemed to be technical, administrative, or otherwise non-substantive. Any waivers from the Code of Ethics will also be disclosed on our website.
Compensation of our general partner
      Our general partner receives no management fee or similar compensation in connection with its management of our business and receives no remuneration other than:

•	distributions on its combined 2% general partner interest in Ferrellgas Partners and the operating partnership; and

•	reimbursement for:

•	all direct and indirect costs and expenses incurred on our behalf;

•	all selling, general and administrative expenses incurred by our general partner on our behalf; and

•	all other expenses necessary or appropriate to the conduct of our business and allocable to us.
      The selling, general and administrative expenses reimbursed include specific employee benefits and incentive plans for the benefit of the executive officers and employees of our general partner.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our general partner’s officers and directors, and persons who beneficially own more than 10% of our common units, to file reports of beneficial ownership and changes in beneficial ownership of our common units with the SEC. These persons are also required by the rules and regulations promulgated by the SEC to furnish our general partner with copies of all Section 16(a) forms filed by them. These forms include Forms 3, 4 and 5 and any amendments thereto.
      Based solely on its review of the copies of such Section 16(a) forms received by our general partner and, to the extent applicable, written representations from certain reporting persons that no Annual Statement of Beneficial Ownership of Securities on Form 5 were required to be filed by those persons, our general partner believes that during fiscal 2005 all Section 16(a) filing requirements applicable to the officers, directors of our general partner and beneficial owners of more than 10% of our common units were met in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION.
Summary compensation table
      The following table sets forth the compensation for the past three fiscal years of our general partner’s Chief Executive Officer and the six other most highly compensated executive officers other than the Chief Executive Officer, who were served as executive officers during fiscal 2005.

		Annual Compensation			Long-term Compensation

					Awards	Pay-Outs
					Securities	Long-Term
				Other Annual	Underlying	Incentive	All Other
		Salary	Bonus	Compensation	Options	Payouts	Compensation
Name and Principal Position	Year	($)	(1)($)	$(2)	(#)(3)	($)	($)

James E. Ferrell	2005	635,000	—	—	—	—	11,040	(4)
Chairman, Chief Executive	2004	635,000	110,000	—	—	—	8,329
Officer and President	2003	624,000	500,000	—	—	—	6,597
Kevin T. Kelly	2005	300,000	—	7,274	—	—	10,400	(4)
Senior Vice President and	2004	298,000	110,000	6,405	—	—	12,696
Chief Financial Officer	2003	271,000	200,000	4,530	—	—	14,481
Billy D. Prim	2005	246,000	—	7,274	—	—	629	(4)
Special Advisor to the Chief	2004	185,000	—	—	—	—	69
Executive Officer
Jeffery B. Ward	2005	244,000	—	3,749	20,000	—	779	(4)
President of Blue Rhino
operations and Senior Vice
President, Sales & Marketing
Kenneth A. Heinz	2005	234,000	—	7,251	—	—	9,869	(4)
Senior Vice President,	2004	225,000	110,000	6,375	—	—	13,831
Corporate Development	2003	219,000	130,000	4,530	—	—	14,694
Timothy E. Scronce(5)	2005	300,000	—	5,986	—	—	702	(4)
Patrick J. Chesterman(6)	2005	354,000	—	7,274	—	—	12,303	(4)
	2004	350,000	210,000	6,405	—	—	13,648
	2003	348,000	141,750	4,530	—	—	12,934

(1)	Awards under bonus plans are for the year reported, regardless of the year paid.

(2)	All amounts represent the value of shares contributed to each individual’s Employee Stock Ownership Plan account.

(3)	The awards are grants of unit options from the Ferrellgas, Inc. Unit Option Plan and stock options from the Incentive Compensation Plan, a stock option plan of Ferrell Companies (see below for unit option and stock option grant tables).

(4)	Includes for Mr. Ferrell contributions of $11,040 to the employee’s 401(k) and profit sharing plans. Includes for Mr. Kelly contributions of $10,400 to the employee’s 401(k) and profit sharing plans. Includes for Mr. Prim contributions of $308 to the employee’s 401(k) and profit sharing plan and compensation of $321 resulting from the payment of life insurance premiums. Includes for Mr. Ward contributions of $692 to the employee’s 401(k) and profit sharing plans and compensation of $87 resulting from the payment of life insurance premiums Includes for Mr. Heinz contributions of $9,366 to the employee’s 401(k) and profit sharing plans and compensation of $503 resulting from the payment of life insurance premiums. Includes for Mr. Scronce contributions of $461 to the employee’s 401(k) and profit sharing plans and compensation of $241 resulting from the payment of life insurance premiums. Includes for Mr. Chesterman contributions of $11,400 to the employee’s 401(k) and profit sharing plans and compensation of $903 resulting from the payment of life insurance premiums.

(5)	Mr. Scronce left the Company in August 2005.

(6)	Mr. Chesterman left the Company in January 2005. Mr. Chesterman agreed to make himself available on a consulting basis to assist with the transition of his responsibilities for a period of one year, for a consulting fee of $29,167 per month.

Unit options
      The Second Amended and Restated Ferrellgas Unit Option Plan grants employees of our general partner unit options to purchase our common units. The purpose of the Unit Option Plan is to encourage certain employees of our general partner to develop a proprietary interest in our growth and performance, to generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our unitholders, and to enhance the ability of our general partner to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals an opportunity to acquire our common units.
      As of July 31, 2005 we had outstanding 344,676 unit options, with a weighted average exercise price of $18.52 per option. The unit options generally vest over a five-year period, and expire on the tenth anniversary of the date of the grant. As of July 31, 2005, 313,526 of the unit options outstanding were exercisable.
      There were no grants of unit options during fiscal 2005.
      The following table lists information on our general partner’s Chief Executive Officer and other named executive officers’ exercisable/unexercisable unit options as of July 31, 2005.
AGGREGATED FERRELLGAS UNIT OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

Number of
			Securities	Value of
			Underlying	Unexercised in-the-
			Unexercised Options	Money Options at
			at Fiscal Year End	Fiscal Year End
			(#)	($)

	Units Acquired on		Exercisable/	Exercisable/
Name	Exercise (#)	Value Realized ($)	Unexercisable	Unexercisable

James E. Ferrell	—	—	60,000/60,000	127,200/127,200
Kevin T. Kelly	—	—	38,000/19,000	80,560/40,280
Kenneth A. Heinz	—	—	30,400/15,200	64,448/32,224
Patrick J. Chesterman	—	—	18,000/-	38,160/-
Employee Stock Ownership Plan
      On July 17, 1998, pursuant to the Ferrell Companies, Inc. Employee Stock Ownership Plan, an employee stock ownership trust purchased all of the outstanding common stock of Ferrell Companies. The purpose of the Employee Stock Ownership Plan is to provide employees of our general partner an opportunity for ownership in Ferrell Companies, and indirectly, in us. Ferrell Companies makes contributions to the Employee Stock Ownership Plan, which allows a portion of the shares of Ferrell Companies owned by the Employee Stock Ownership Plan to be allocated to employees’ accounts over time.
Incentive Compensation Plan
      Also on July 17, 1998, the Ferrell Companies, Inc. 1998 Incentive Compensation Plan was established by Ferrell Companies to allow upper-middle and senior level managers of our general partner to participate in the equity growth of Ferrell Companies. Pursuant to this Incentive Compensation Plan, eligible participants may be granted stock options to purchase shares of common stock of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies. Neither Ferrellgas Partners nor the operating partnership contribute, directly or indirectly, to the Incentive Compensation Plan. During fiscal 2005, we amended and restated the Incentive Compensation Plan to allow options to be granted with varying vesting periods on any prospective option grants.
      The Ferrell Companies stock options vest over periods ranging from five to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies debt, but in no event later than 20 years from the date of issuance.
      The following table lists information concerning individual grants of stock options during fiscal 2005 on our general partner’s Chief Executive Officer and other named executive officers.
AGGREGATE FERRELL COMPANIES STOCK OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

		% of total Options			Grant Date Value
	Number of	Granted to
	Securities	Employees in Fiscal		Expiration	Grant Date Present
Name	Underlying Options	Year	Exercise Price	Date	Value

Jeffery B. Ward	20,000	5%	$11.78	9/15/14	$47,740
      The following table lists information on our general partner’s Chief Executive Officer and other named executive officers’ exercisable/unexercisable stock options as of July 31, 2005.
AGGREGATED FERRELL COMPANIES STOCK OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

Number of Securities
Underlying
			Unexercised Options	Value of Unexercised
			at Fiscal Year End	in-the-Money Options
			(#)	at Fiscal Year End ($)
	Shares	Value
	Acquired on	Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)	Unexercisable	Unexercisable

James E Ferrell	—	—	375,000/375,000	3,195,000/3,195,000
Kevin T. Kelly	—	—	38,625/211,375	334,288/1,828,413
Kenneth A. Heinz	—	—	25,313/194,688	216,676/1,665,799
Billy D. Prim	—	—	6,250/243,750	6,375/248,625
Jeffery B. Ward	—	—	—/20,000	—/20,400
Patrick J. Chesterman	—	—	80,000/—	695,000/—
Profit Sharing Plan
      The Ferrell Companies, Inc. Profit Sharing and 401(k) Investment Plan is a qualified defined contribution plan, which includes both profit sharing and matching contributions. All full-time employees of Ferrell Companies or any of its direct or indirect wholly-owned subsidiaries with at least one year of service are eligible to participate in the profit sharing plan. With the establishment of the Employee Stock Ownership Plan in July 1998, we suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan also has a 401(k) feature allowing all full-time employees to specify a portion of their pre-tax and/or after-tax compensation to be contributed to the plan. The plan also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Unlike the profit sharing contributions, these matching contributions were not eliminated with the establishment of the Employee Stock Ownership Plan. Ferrellgas suspended matching contributions to the 401(k) plan from February 1, 2005 through July 31, 2005. On August 1, 2005, Ferrellgas reinstated the matching contribution to employees’ 401(k) accounts.
Supplemental Savings Plan
      The Ferrell Companies, Inc. Supplemental Savings Plan was established October 1, 1994 in order to provide certain management or highly compensated employees with supplemental retirement income which is approximately equal in amount to the retirement income that would have been provided to members of the select group of employees under the terms of the 401(k) feature of the profit sharing plan based on such members’ deferral elections thereunder, but which could not be provided under the 401(k) feature of the profit sharing plan due to the application of certain IRS rules and regulations. Ferrellgas suspended matching contributions to this plan from February 1, 2005 through July 31, 2005. On August 1, 2005, Ferrellgas reinstated the matching contribution to employees’ accounts.
Employment agreements
      In April 2001, the independent members of the Board of Directors of our general partner modified the amount of compensation paid to Mr. Ferrell as Chairman, Chief Executive Officer and President of our general partner pursuant to Mr. Ferrell’s existing employment agreement dated July 17, 1998. Effective September 1, 2002, Mr. Ferrell’s annual salary was increased to $635,000. Mr. Ferrell is also entitled to:

•	an annual bonus, the amount to be determined at the sole discretion of the independent members of the Board of Directors of our general partner; and

•	an incentive bonus equal to 0.005 of the increase in the equity value of Ferrell Companies from July 31, 1998 to and including the date of the most recent appraisal of Ferrell Companies at the date the bonus is payable.
The incentive bonus is payable upon the termination of Mr. Ferrell’s employment agreement. The value of this bonus at July 31, 2005 was $1.1 million.
      In addition to the compensation described above, Mr. Ferrell participates in our various employee benefit plans, with the exception of the Employee Stock Ownership Plan.
      Pursuant to the terms of Mr. Ferrell’s employment agreement, in the event of a termination without cause, resignation for cause or a change of control of Ferrell Companies or our general partner, Mr. Ferrell is entitled to a cash termination benefit equal to three times the greater of 125% of his current base salary or the average compensation paid to him for the prior three fiscal years.
      Mr. Ferrell’s agreement also contains a non-compete provision for the period of time, following his termination of employment, equal to the greater of five years or the time in which certain outstanding debt of Ferrell Companies is paid in full. The non-compete provision provides that he shall not directly or indirectly own, manage, control, or engage in any business with any person whose business is substantially similar to ours.
      Effective April 20, 2004, Mr. Prim entered into a three-year employment agreement with our general partner. On October 11, 2004, Mr. Prim and our general partner amended Mr. Prim’s employment agreement to allow for his total compensation to be determined based on hours worked which is anticipated to be less than full-time due to the elimination of administrative responsibilities associated with managing the former Blue Rhino Corporation as a publicly-traded company prior to April 2004. The amendment also allows for the reduction by 50% of the potential payment to be made to him in April 2007 and to vest him in that reduced amount.
      In the event of a termination without cause of Mr. Prim’s employment or his resignation for good reason, Mr. Prim is entitled to a cash amount equal to his then current base salary, payable over one year. If Mr. Prim remains an employee of our general partner through April 20, 2007, Mr. Prim will be paid approximately $1.0 million.
      Mr. Prim’s employment agreement also contains non-compete provisions for a period of three years following his termination or resignation of employment. The non-compete provisions provide that he shall not directly or indirectly own, manage, control or engage in any business with any person or entity whose business is substantially similar to ours.
Compensation of directors
      Our general partner does not pay any additional remuneration to its employees for serving as directors. Directors who are not employees of our general partner receive an annual retainer of $36,000 to $46,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS.
      The following table sets forth certain information as of August 31, 2005, regarding the beneficial ownership of our common units by:

•	persons that own more than 5% of our common units;

•	persons that are directors or named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
Other than those person listed below, our general partner knows of no other person beneficially owning more than 5% of our common units.
Ferrellgas Partners, L.P.

		Units
		Beneficially	Percentage
Title of Class	Name and Address of Beneficial Owner	Owned	of Class

Common units	Employee Stock Ownership Trust	18,435,773	30.6
	James E. Ferrell	4,232,025	7.0
	Kenneth A. Heinz	30,700	*
	Kevin T. Kelly	38,700	*
	Patrick J. Walsh	2,200	*
	Stephen L. Wambold	—	*
	Jeffrey E. Ward	—	*
	William K. Hoskins	15,000	*
	A. Andrew Levison	39,300	*
	John R. Lowden	—	*
	Michael F. Morrissey	1,000	*
	Billy D. Prim	812,155	1.3
	Elizabeth T. Solberg	8,431	*
	All Directors and Executive Officers as a Group	5,179,511	8.6

*	Less than one percent
      Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof, and/or to dispose or direct the disposition thereof, or has the right to acquire either of those powers within 60 days. See the “Executive Compensation — Aggregated Ferrellgas Unit Option Exercises In Last Fiscal Year And Fiscal Year End Option Values” table above for the number of common units that could be acquired by each named executive officer through exercising common unit options.
      The address for LaSalle National Bank, the trustee for the Ferrell Companies, Inc. Employee Stock Ownership Trust is 125 S. LaSalle Street, 17th Floor, Chicago, Illinois, 60603. The common units owned by the Employee Stock Ownership Trust includes 18,188,883 common units owned by Ferrell Companies which is 100% owned by the Employee Stock Ownership Trust, 195,686 common units owned by FCI Trading Corp., a wholly-owned subsidiary of Ferrell Companies and 51,204 common units owned by Ferrell Propane, Inc., a wholly-owned subsidiary of our general partner.

Securities authorized for issuance under equity compensation plans
      The table below provides information about our Second Amended and Restated Ferrellgas Unit Option Plan as of July 31, 2005. This plan is our only equity compensation plan that grants equity of Ferrellgas Partners to its participants. In addition to the information set forth below, see Note O — Unit options of Ferrellgas Partners and stock options of Ferrell Companies — to our consolidated financial statements for additional information about the plan.

	Number of Common	Weighted-Average	Number of Common Units
	Units to be Issued	Exercise Price of	Remaining Available for Future
	upon Exercise of	Outstanding	Issuance Under Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
Plan category	and Rights	Rights	Reflected in the First Column)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	344,676	$18.52	219,450	(2)

Total	344,676	$18.52	219,450

(1)	The Second Amended and Restated Ferrellgas Unit Option Plan did not require approval by the security holders.

(2)	This number may be increased upon the occurrence of particular events. See narrative below.
      The Second Amended and Restated Ferrellgas Unit Option Plan was initially adopted by the Board of Directors of our general partner. The plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan by our common unitholders was not required.
      The purpose of the plan is to encourage selected employees of our general partner to:

•	develop a proprietary interest in our growth and performance;

•	generate an increased incentive to contribute to our future success and prosperity, thereby enhancing our value for the benefit of our common unitholders; and

•	enhance our ability to attract and retain key individuals who are essential to our progress, growth and profitability, by giving these individuals the opportunity to acquire our common units.
      The plan is to be administered either by an option committee of the Board of our general partner that is composed of not less than two directors who are “non-employee directors” within the meaning of Rule 16b-3 of the Exchange Act or by the Board itself. The Board, which currently has five “non-employee directors,” has not yet designated such an option committee and therefore currently administers the plan. The Board has however designated an employee committee to recommend to it at various times throughout the year the number of unit options to be granted and to whom such unit options should be granted. The Board then votes upon such recommendations.
      Subject to the terms of the plan and applicable law, the administrator of the plan has the sole power, authority and discretion to:

•	designate the employees who are to be participants in the plan;

•	determine the number of unit options to be granted to an employee;

•	determine the terms and conditions of any unit option;

•	interpret, construe and administer the plan and any instrument or agreement relating to a unit option granted under the plan;

•	establish, amend, suspend, or waive such rules and regulations and appoint such agents as it deems appropriate for the proper administration of the plan;

•	make a determination as to the right of any person to receive payment of (or with respect to) a unit option; and

•	make any other determinations and take any other actions that the administrator deems necessary or desirable for the administration of the plan.
      Generally, all of the directors, officers, and other employees of our general partner, or an affiliate of our general partner, are eligible for participation in the plan. Grants to a member of the Board or the option committee are permitted provided that the grantee recuses themselves from the vote relating to such unit option grant. Grants may be made to the same employee on more than one occasion and the terms and provisions of grants to the same employee or to different employees need not be the same. The plan allows for the granting of only non-qualified unit options and in no event shall the term of any unit option exceed a period of ten years from the date of its grant. Unit options, to the extent vested as of the date the holder thereof ceases to be an employee of our general partner or one of its affiliates, will remain the property of the holder until the unit options are exercised or expire. Unit options, to the extent not vested as of the date the holder ceases to be an employee, are automatically canceled. Unit options or rights thereunder are not assignable, alienable, saleable or transferable by a holder otherwise than by will or by the laws of descent and distribution. It is intended that the plan and any unit option granted to a person subject to Section 16 of the Exchange Act meet all of the requirements of Rule 16b-3 of the Exchange Act.
      To comply with the rules of the New York Stock Exchange, no single officer or director of our general partner may acquire under the plan more than 314,895 common units. In addition, all common units available for issuance under this plan, whether to directors or officers of our general partner or to any other persons, together with any common units available for issuance under any other employee benefit plan, of which there are currently none, may not exceed an aggregate total of 1,574,475 common units.
      Although the number of unit options currently available for issuance under the plan is limited to 1,350,000, under particular circumstances that would result in a significant dilution of the rights of the participants in the plan, the administrator of the plan may make appropriate adjustments in the maximum number of common units issuable under the plan to reflect the effect of such circumstance and may make appropriate adjustments to the number of common units subject to, and/or the exercise price of, each outstanding unit option.
      The administrator of the plan has the discretion to cancel all or part of any outstanding unit options at any time. Upon any such cancellation we will pay to the holder with respect to each cancelled unit option an amount in cash equal to the excess, if any, of (i) the fair market value of a common unit, at the effective date of such cancellation, over (ii) the unit option exercise price. In addition, the administrator has the right to alter or amend the plan or any part thereof from time to time; provided, however, that no change in any unit option already granted may be made which would impair the rights of the holder thereof without the consent of the holder. The administrator may also in its discretion terminate the plan at any time with respect to any common units for which a unit option has not yet been granted. There is currently no fixed termination date for the plan. If a plan for our complete dissolution is adopted or our unitholders approve an agreement for our sale or disposition of all or substantially all of our assets, then upon such adoption or approval all or a portion, in the sole discretion of the administrator, of a holder’s unit options outstanding as of the date of that adoption or approval shall be immediately and fully vested and exercisable and may be exercised within one year from the date of that adoption or approval.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      See Notes L — Transactions with related parties and J — Partner’s capital — to our consolidated financial statements for discussions of related party transactions.

Certain business relationships
      None.
Indebtedness of management
      None.
Transactions with promoters
      None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements and for other services for fiscal 2005 and 2004.

For the Fiscal Year Ended July 31,	2005	2004

	(In thousands)
Audit fees(1)	$1,422	$712
Audit related fees(2)	17	329
Tax fees(3)	16	19
All other fees(4)	6	6

Total	$1,461	$1,066

(1)	Audit fees consist of the aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP in connection with the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q. In addition, these fees also covered those services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements and services related to the audit of our internal controls over financial reporting.

(2)	Audit-related fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by Deloitte & Touche LLP that we believe are reasonably related to the performance of the audit or review of our financial statements and that would not normally be reported under Item 9(e)(1) of Schedule 14A. These services generally consisted of due diligence associated with acquisition transactions, financial accounting and reporting consultations and benefit plans audits.

(3)	Tax fees consist of the aggregate fees billed in each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP in connection with tax compliance, tax advice, and tax planning. These services included the review of our tax returns, tax research and tax consultation.

(4)	All other fees consist the aggregate fees billed in each of the last two fiscal years for products and services provided by Deloitte & Touche LLP, other than the services that would normally be reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. These services consisted of subscription fees related to a web-based research tool provided by Deloitte & Touche LLP.
      The Audit Committee of our general partner reviewed and approved all audit and non-audit services provided to us by Deloitte & Touche LLP during fiscal 2005 and 2004 prior to the commencement of such services. See “Item 10. Directors and Executive Officers of the Registrants–Audit Committee” for a description of the Audit Committee’s pre-approval policies and procedures related to the engagement by us of an accountant.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
1.     Financial Statements.
      See “Index to Financial Statements” set forth on page F-1.
2.     Financial Statement Schedules.
      See “Index to Financial Statement Schedules” set forth on page S-1.
3.     Exhibits.
      See “Index to Exhibits” set forth on page E-1.

      The exhibits listed below are furnished as part of this Annual Report on Form 10-K. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description

2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
3.4	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.5	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.6	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.7	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.8	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).
4.2	Indenture, dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3	Indenture, dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4	Ferrellgas, L.P., Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5	Ferrellgas, L.P., Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6	Registration Rights Agreement, dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.
4.7	First Amendment to the Registration Rights Agreement, dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.

Exhibit
Number	Description

4.8	Second Amendment to the Registration Rights Agreement, dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.
4.9	Third Amendment to the Registration Rights Agreement, dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
4.10	Representations Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.
4.11	First Amendment to Representations Agreement, dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.
4.12	Waiver and Acknowledgement of No Material Event dated November 20, 2003, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 24, 2003.
4.13	Extension of Waiver and Acknowledgement of No Material Event dated February 25, 2004, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital Management, Inc. incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q filed on March 10, 2004.
4.14	Extension of Waiver and Acknowledgement of No Material Event dated June 9, 2005 by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Inc. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 10, 2005.
10.1	Fourth Amended and Restated Credit Agreement, dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.
10.2	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.
10.3	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 13, 2004.
10.4	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated October 26, 2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2004.
10.5	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.6	Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.
10.7	First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.8	Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 45, 2004.

Exhibit
Number	Description

10.9	Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.10	Receivables Purchase Agreement, dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.
10.11	First Amendment to the Receivables Purchase Agreement, dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.12	Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.
10.13	Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.
10.14	Fourth Amendment to the Receivables Purchase Agreement, dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.
10.15	Fifth Amendment to the Receivables Purchase Agreement, dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.
10.16	Sixth Amendment to the Receivables Purchase Agreement, dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.21	Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.
10.22	First amendment to the Agreement and Plan of Merger, dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.
10.23	Real Property Contribution Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.
10.24	Unit Purchase Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.25	Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.

Exhibit
Number		Description

#10	.26	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#10	.27	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.
#10	.28	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.29	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#10	.30	Amended and Restated Employment Agreement, dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.31	Arrangement dated June 4, 2003, between Ron M. Logan, Jr. and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.32	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.
10.33		Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.
*21	.1	List of subsidiaries
*23	.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2005.
*23	.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2005.
*23	.3	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas, L.P. for the year ended July 31, 2005.
*23	.4	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Finance Corp. for the year ended July 31, 2005.
*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS, L.P.
By Ferrellgas, Inc. (General Partner)

By	/s/ James. E. Ferrell

James E. Ferrell
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James. E. Ferrell James E. Ferrell	Chairman, President and Chief Executive Officer (Principal Executive Officer)	10/11/05

/s/ William K. Hoskins William K. Hoskins	Director	10/11/05

/s/ A. Andrew Levison A. Andrew Levison	Director	10/11/05

/s/ John R. Lowden John R. Lowden	Director	10/11/05

/s/ Michael F. Morrissey Michael F. Morrissey	Director	10/11/05

/s/ Billy D. Prim Billy D. Prim	Director	10/11/05

/s/ Elizabeth T. Solberg Elizabeth T. Solberg	Director	10/11/05

/s/ Kevin T. Kelly Kevin T. Kelly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	10/11/05

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS PARTNERS FINANCE CORP.

By	/s/ James. E. Ferrell

James E. Ferrell
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James. E. Ferrell James E. Ferrell	President and Chief Executive Officer (Principal Executive Officer)	10/11/05

/s/ Kevin T. Kelly Kevin T. Kelly	Senior Vice President, Chief Financial Officer and sole director (Principal Financial and Accounting Officer)	10/11/05
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act
by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
      Ferrellgas Partners Finance Corp. has not registered securities pursuant to Section 12 of the Securities Act and files reports pursuant to Section 15(d) of the Securities Act. As of the date of filing of this Annual Report on Form 10-K, no annual report or proxy material has been sent to the holders of the securities of Ferrellgas Partners Finance Corp., however, a copy of this Annual Report will be furnished to the holders of the securities of Ferrellgas Partners Finance Corp. subsequent to the date of filing of this Annual Report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS, L.P.
By Ferrellgas, Inc. (General Partner)

By	/s/ James. E. Ferrell

James E. Ferrell
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James. E. Ferrell James E. Ferrell	Chairman, President and Chief Executive Officer (Principal Executive Officer)	10/11/05

/s/ William K. Hoskins William K. Hoskins	Director	10/11/05

/s/ A. Andrew Levison A. Andrew Levison	Director	10/11/05

/s/ John R. Lowden John R. Lowden	Director	10/11/05

/s/ Michael F. Morrissey Michael F. Morrissey	Director	10/11/05

/s/ Billy D. Prim Billy D. Prim	Director	10/11/05

/s/ Elizabeth T. Solberg Elizabeth T. Solberg	Director	10/11/05

/s/ Kevin T. Kelly Kevin T. Kelly	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	10/11/05

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERRELLGAS FINANCE CORP.

By	/s/ James. E. Ferrell

James E. Ferrell
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James. E. Ferrell James E. Ferrell	President and, Chief Executive Officer (Principal Executive Officer)	10/11/05

/s/ Kevin T. Kelly Kevin T. Kelly	Senior Vice President, Chief Financial Officer and sole director (Principal Financial and Accounting Officer)	10/11/05

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Ferrellgas Partners, L.P. and Subsidiaries
Overland Park, Kansas
      We have audited the accompanying consolidated balance sheets of Ferrellgas Partners, L.P. and subsidiaries (the “Partnership”) as of July 31, 2005 and 2004, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners, L.P. and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Note B(11) to the consolidated financial statements, the Partnership changed its method of accounting for asset retirement obligations with the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in fiscal 2003.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 11, 2005

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,

	2005	2004

	(In thousands, except unit
	data)
ASSETS
Current assets:
Cash and cash equivalents	$20,505	$15,428
Accounts and notes receivable (net of allowance for doubtful accounts of $3,764 and $2,523 in 2005 and 2004, respectively)	107,778	110,389
Inventories	97,743	96,359
Prepaid expenses and other current assets	12,861	9,715
Current assets of discontinued operations	—	11,348

Total current assets	238,887	243,239
Property, plant and equipment, net	766,765	776,507
Goodwill	234,142	230,604
Intangible assets, net	255,277	264,427
Other assets, net	13,902	15,330
Non-current assets of discontinued operations	—	48,068

Total assets	$1,508,973	$1,578,175

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$108,667	$101,737
Short-term borrowings	19,800	—
Other current liabilities	71,535	88,313
Current liabilities of discontinued operations	—	7,052

Total current liabilities	200,002	197,102
Long-term debt	948,977	1,153,652
Other liabilities	20,165	17,052
Non-current liabilities of discontinued operations	—	3,479
Contingencies and commitments (Note M)	—	—
Minority interest	6,151	4,791
Partners’ capital:
Senior unitholder (0 and 1,994,146 units outstanding and liquidation preference $0 and $79,766 at 2005 and 2004, respectively)	—	79,766
Common unitholders (60,134,054 and 48,772,875 units outstanding at 2005 and 2004, respectively)	390,422	178,994
General partner (607,415 and 512,798 units outstanding at 2005 and 2004, respectively)	(56,132)	(57,391)
Accumulated other comprehensive income (loss)	(612)	730

Total partners’ capital	333,678	202,099

Total liabilities and partners’ capital	$1,508,973	$1,578,175

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended July 31,

	2005	2004	2003

	(In thousands, except per unit data)
Revenues:
Propane and other gas liquids sales	$1,592,325	$1,210,564	$1,087,513
Other	161,789	97,822	78,165

Total revenues	1,754,114	1,308,386	1,165,678
Cost of product sold (exclusive of depreciation, shown with amortization below)	1,140,298	766,404	644,853

Gross profit	613,816	541,982	520,825
Operating expense	366,192	323,260	295,665
Depreciation and amortization expense	83,060	56,111	39,858
General and administrative expense	42,342	34,532	28,024
Equipment lease expense	25,495	19,652	20,622
Employee stock ownership plan compensation charge	12,266	7,892	6,778
Loss on disposal of assets and other	8,673	7,133	6,679

Operating income	75,788	93,402	123,199
Interest expense	(91,518)	(74,467)	(63,664)
Interest income	1,894	1,582	1,291
Early extinguishment of debt expense	—	—	(7,052)

Earnings (loss) before income taxes, minority interest, discontinued operations and cumulative effect of change in accounting principle	(13,836)	20,517	53,774
Income tax expense (benefit)	1,447	(402)	—
Minority interest	92	418	804

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	(15,375)	20,501	52,970
Earnings from discontinued operations (including gain on sale in 2005 of $97,001), net of minority interest of $1,063, $82 and $67 in 2005, 2004 and 2003, respectively	104,189	8,049	6,533
Cumulative effect of change in accounting principle, net of minority interest of $28	—	—	(2,754)

Net earnings	88,814	28,550	56,749
Distributions to senior unitholder	7,305	7,977	10,771
Net earnings available to general partner unitholder	815	206	460

Net earnings available to common unitholders	$80,694	$20,367	$45,518

Basic and diluted earnings per common unit:
Earnings (loss) from continuing operations available to common unitholders before discontinued operations and cumulative effect of change in accounting principle	$(0.41)	$0.30	$1.15
Earnings from discontinued operations	1.91	0.19	0.18
Cumulative effect of change in accounting principle	—	—	(0.08)

Net earnings available to common unitholders	$1.50	$0.49	$1.25

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

							Accumulated Other Comprehensive
	Number of Units						Income (Loss)

			General			General		Currency		Total
	Senior	Common	Partner	Senior	Common	Partner	Risk	Translation	Pension	Partners’
	Unitholder	Unitholders	Unitholder	Unitholder	Unitholders	Unitholder	Management	Adjustments	Liability	Capital

	(In thousands)
July 31, 2002	2,782.2	36,081.2	392.6	$111,288	$(28,320)	$(59,035)	$(153)	—	$(2,619)	$21,161
Contribution in connection with ESOP compensation charge	—	—	—	—	6,643	67	—	—	—	6,710
Common unit distributions	—	—	—	—	(72,322)	(731)	—	—	—	(73,053)
Senior unit distributions	—	—	—	—	(10,665)	(215)	—	—	—	(10,880)
Redemption of senior units	(788.1)	—	(8.0)	(31,522)	—	—	—	—	—	(31,522)
Common units issued in public offering	—	1,214.6	12.3	—	26,028	—	—	—	—	26,028
Common unit options exercised	—	368.9	3.7	—	6,658	67	—	—	—	6,725
Common units issued in connection with acquisitions	—	8.8	0.1	—	195	2	—	—	—	197
Comprehensive income:
Net earnings	—	—	—	—	56,181	568	—	—	—	56,749
Other comprehensive income:
Net gains on risk management derivatives	—	—	—	—	—	—	1,081	—	—
Reclassification of derivatives to earnings	—	—	—	—	—	—	(928)	—	—
Pension liability adjustment	—	—	—	—	—	—	—	—	651	804

Comprehensive income										57,553

July 31, 2003	1,994.1	37,673.5	400.7	79,766	(15,602)	(59,277)	—	—	(1,968)	2,919
Contribution in connection with ESOP compensation charge	—	—	—	—	7,734	78	—	—	—	7,812
Common unit distributions	—	—	—	—	(82,988)	(838)	—	—	—	(83,826)
Senior unit distributions	—	—	—	—	(7,896)	(160)	—	—	—	(8,056)
Common units issued in public offerings	—	9,000.0	90.9	—	203,156	2,052	—	—	—	205,208
Common units issued in private offerings	—	1,607.7	16.2	—	35,928	363	—	—	—	36,291
Common unit options exercised	—	233.9	2.4	—	4,223	43	—	—	—	4,266
Common units issued in connection with acquisitions	—	62.1	0.6	—	1,490	15	—	—	—	1,505
Common units issued to affiliate in connection with contribution of membership interests in Blue Rhino LLC	—	195.7	2.0	—	4,685	47	—	—	—	4,732
Comprehensive income:
Net earnings	—	—	—	—	28,264	286	—	—	—	28,550
Other comprehensive income:
Net gains on risk management derivatives	—	—	—	—	—	—	1,911	—	—
Reclassification of derivatives to earnings	—	—	—	—	—	—	(139)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	16	—
Pension liability adjustment	—	—	—	—	—	—	—	—	910	2,698

Comprehensive income										31,248

July 31, 2004	1,994.1	48,772.9	512.8	79,766	178,994	(57,391)	1,772	16	(1,058)	202,099
Contribution in connection with ESOP compensation charge	—	—	—	—	12,021	121	—	—	—	12,142
Common unit distributions	—	—	—	—	(106,872)	(1,079)	—	—	—	(107,951)
Senior unit distributions	—	63.5	0.6	—	(5,909)	(133)	—	—	—	(6,042)
Common units issued in public offerings	—	5,002.0	50.5	—	97,230	981	—	—	—	98,211
Common units issued in private offerings	—	2,098.6	21.2	—	39,800	405	—	—	—	40,205
Common unit options exercised	—	26.5	0.3	—	472	5	—	—	—	477
Common units issued in connection with acquisitions	—	341.2	3.5	—	6,994	71	—	—	—	7,065
Conversion of senior units to common units	(1,994.1)	3,829.4	18.5	(79,766)	79,766	—	—	—	—	—
Comprehensive income:
Net earnings	—	—	—	—	87,926	888	—	—	—	88,814
Other comprehensive income:
Net loss on risk management derivatives	—	—	—	—	—	—	70	—	—
Reclassification of derivatives to earnings	—	—	—	—	—	—	(1,772)	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	49	—
Pension liability adjustment	—	—	—	—	—	—	—	—	311	(1,342)

Comprehensive income										87,472

July 31, 2005	—	60,134.1	607.4	$—	$390,422	$(56,132)	$70	$65	$(747)	$333,678

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$88,814	$28,550	$56,749
Reconciliation of net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	2,754
Early extinguishment of debt expense	—	—	1,854
Depreciation and amortization expense	84,249	57,115	40,779
Employee stock ownership plan compensation charge	12,266	7,892	6,778
(Gain) loss on disposal of assets and discontinued operations	(91,494)	6,120	5,419
Minority interest	1,155	500	871
Other	7,661	8,444	6,937
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(43,246)	(24,943)	(16,308)
Inventories	(2,421)	(5,264)	(17,097)
Prepaid expenses and other current assets	(2,443)	(224)	1,616
Accounts payable	4,505	17,299	4,910
Accrued interest expense	(4,662)	5,427	1,181
Other current liabilities	(5,074)	(12,927)	(1,180)
Other liabilities	323	890	1,379
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	114,400	30,000	60,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	981,256	627,389	562,883
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,051,356)	(669,689)	(588,883)

Net cash provided by operating activities	93,933	76,579	130,642

Cash flows from investing activities:
Cash paid for assumed merger and related obligations	—	(343,414)	—
Business acquisitions, net of cash acquired	(23,904)	(40,960)	(39,138)
Cash paid for acquisition transaction fees	—	(1,476)	—
Capital expenditures — tank lease buyout	—	—	(155,600)
Capital expenditures — technology initiative	(10,466)	(8,688)	(21,203)
Capital expenditures — other	(42,348)	(32,692)	(18,310)
Proceeds from sale of discontinued operations	144,000	—	—
Proceeds from sale of assets	11,948	5,766	3,747
Other	(4,030)	(4,156)	(864)

Net cash provided by (used in) investing activities	75,200	(425,620)	(231,368)

Cash flows from financing activities:
Distributions	(116,007)	(91,882)	(84,729)
Issuance of common units, net of issuance costs of $569, $676 and $195 in 2005, 2004 and 2003, respectively	136,824	236,029	26,153
Proceeds from issuance of debt	44	314,048	359,680
Principal payments on debt	(205,354)	(58,710)	(176,367)
Net additions (reductions) to short-term borrowings	19,800	(43,719)	—
Redemption of senior units	—	—	(31,522)
Cash paid for financing costs	(1,405)	(7,043)	(7,416)
Minority interest activity	60	(180)	(1,033)
Proceeds from exercise of common unit options	472	4,223	6,725
Cash contribution from general partner	1,461	533	608

Net cash provided by (used in) financing activities	(164,105)	353,299	92,099

Effect of exchange rate changes on cash	49	16	—
Increase (decrease) in cash and cash equivalents	5,077	4,274	(8,627)
Cash and cash equivalents — beginning of year	15,428	11,154	19,781

Cash and cash equivalents — end of year	$20,505	$15,428	$11,154

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$93,298	$66,240	$59,844

Income taxes	$1,359	$—	$—

See notes to consolidated financial statements.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data, unless otherwise designated)

A.	Partnership organization and formation
      Ferrellgas Partners, L.P. (“Ferrellgas Partners”) was formed April 19, 1994, and is a publicly traded limited partnership, owning a 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership, collectively referred to as “Ferrellgas,” are both Delaware limited partnerships and are governed by their respective partnership agreements. Ferrellgas Partners was formed to acquire and hold a limited partner interest in the operating partnership. The operating partnership was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (“general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). Ferrell Companies beneficially owns 18.4 million of the outstanding Ferrellgas Partners common units. The general partner has retained a 1% general partner interest in Ferrellgas Partners and also holds a 1.0101% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas.
      On July 17, 1998, 100% of the outstanding common stock of Ferrell Companies was purchased primarily from Mr. James E. Ferrell (“Mr. Ferrell”) and his family by a newly created leveraged employee stock ownership trust (“ESOT”) established pursuant to the Ferrell Companies Employee Stock Ownership Plan (“ESOP”). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees’ ESOP accounts.
      On December 17, 1999, Ferrellgas Partners’ partnership agreement was amended to allow for the issuance of a newly created senior unit. As amended, the senior units were to be paid quarterly distributions in cash equivalent to 10% per annum of their liquidation value, or $4 per senior unit. Additionally, the holder of the senior units could convert any outstanding senior units into common units beginning on the earlier of June 29, 2005 or upon the occurrence of a “material event” as such term is defined by Ferrellgas Partners’ partnership agreement. On June 30, 2005, the senior units, owned by JEF Capital Management, Inc. (“JEF Capital”), were converted to common units. JEF Capital is beneficially owned by Mr. Ferrell. See Note J  — Partner’s capital — for additional discussion related to the conversion of these senior units to common units.
      On June 5, 2000, Ferrellgas Partners’ partnership agreement was amended to allow the general partner to have an option to maintain its 1% general partner interest in Ferrellgas Partners concurrent with the issuance of other additional equity. Prior to this amendment, the general partner was required to make capital contributions to Ferrellgas Partners to maintain its 1% general partner interest concurrent with the issuance of any additional Ferrellgas Partners equity. Also as part of this amendment, the general partner interest in Ferrellgas Partner’s became represented by newly created general partner units.
      On March 7, 2005, Ferrellgas Partners amended its partnership agreement to extend an existing agreement with Ferrell Companies concerning the distribution priority on common units owned by public investors over those owned by Ferrell Companies. This provision, originally scheduled to expire on December 31, 2005, was extended to April 30, 2010 and allows Ferrellgas Partners to defer distributions on the common units held by Ferrell Companies up to an aggregate outstanding amount of $36.0 million. There have been no deferrals to date.

B.	Summary of significant accounting policies
      (1) Nature of operations: Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only purpose is to act as the co-issuer and co-

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.
      The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. The operating partnership serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.
      (2) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets and valuation methods of derivative commodity contracts.
      (3) Principles of consolidation: The accompanying consolidated financial statements include Ferrellgas Partners’ accounts and those of its wholly-owned subsidiary Ferrellgas Partners Finance Corp. and the operating partnership, its majority-owned subsidiary, after elimination of all material intercompany accounts and transactions. The accounts of Ferrellgas Partners’ majority-owned subsidiary are included based on the determination that Ferrellgas Partners possesses a controlling financial interest through a direct ownership of a 98.9899% voting interest and its ability to exert control over the operating partnership. The operating partnership includes the accounts of its wholly-owned subsidiaries. The general partner’s 1.0101% general partner interest in the operating partnership is accounted for as a minority interest. The wholly-owned unconsolidated subsidiary of the operating partnership, Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), is a qualifying special purpose entity.
      (4) Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to business combinations, accounts receivable securitization and transactions with related parties as disclosed in Note C — Business combinations, Note G — Accounts receivable securitization and Note L — Transactions with related parties, respectively.
      (5) Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods. Ferrellgas enters into commodity derivative contracts involving propane and related products to hedge, reduce risk and anticipate market movements. The fair value of these derivative contracts is classified as inventory.
      (6) Accounts receivable securitization: Ferrellgas has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. Ferrellgas accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the related receivables are removed from the consolidated balance sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received. The retained interest is included in “Accounts and notes receivable” in the consolidated balance sheets.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Ferrellgas determines the fair value of its retained interest based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, therefore the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas’ trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note G — Accounts receivable securitization – for further discussion of these transactions.
      (7) Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas capitalizes computer software, equipment replacement and betterment expenditures that are (i) greater than $1 thousand, (ii) upgrade, replace or completely rebuild major mechanical components and (iii) extend the original useful life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas, using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note F — Supplemental financial statement information — for further discussion of property, plant and equipment.
      (8) Goodwill: Ferrellgas records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” Ferrellgas no longer amortizes goodwill. These balances are tested for impairment annually on January 31, or more frequently if circumstances dictate, and if impaired, written off against earnings at that time. Ferrellgas has not recognized any impairment losses as a result of these tests. For purposes of Ferrellgas’ goodwill impairment test, Ferrellgas has determined that it has one reporting unit. Ferrellgas assesses the carrying value of goodwill at its reporting unit based on an estimate of the fair value of the reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas’ common units.
      (9) Intangible assets: Intangible assets with definitive lives, consisting primarily of customer lists, noncompete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using the straight-line method over periods ranging from two to 15 years. Tradenames and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas tests definitive lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Ferrellgas tests indefinite lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate in accordance with SFAS 142. Ferrellgas has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note H — Goodwill and intangible assets, net — for further discussion of intangible assets.
      (10) Accounting for derivative commodity contracts: Ferrellgas enters into commodity options and swaps involving propane to specifically hedge certain price risks. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to cost of product sold in the month the forecasted price risk is settled. Ferrellgas also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not designated as hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subject Ferrellgas to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the consolidated balance sheets at fair value with changes in that value recognized in earnings. Ferrellgas classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold in the consolidated statements of earnings. See Note K — Derivatives — for further discussion about these transactions.
      (11) Asset retirement obligation: SFAS No. 143 “Accounting for Asset Retirement Obligations” provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas adopted SFAS No. 143 beginning in fiscal 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during fiscal 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. This long-term asset and long-term liability were related to underground storage facilities that were sold on July 29, 2005. As a result, the long-term asset and the long-term liability were written off concurrent with the sale of the facilities. Ferrellgas does not believe this standard will have a material on-going effect on its consolidated financial position, results of operations and cash flows. See Note D — Discontinued operations — for further discussion about the sale of underground storage facilities.
      (12) Revenue recognition: Revenues from the distribution of propane and other gas liquids are recognized by Ferrellgas at the time product is delivered to its customers. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue.
      (13) Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas owns are classified within depreciation and amortization expense. Lease expenses on delivery vehicles Ferrellgas leases are classified within equipment lease expense. See Note F — Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.
      (14) Cost of product sold: Cost of product sold includes all costs to acquire propane, other gas liquids and non-gas items, including the results from all risk management activities and the costs of storing and transporting inventory prior to delivery to Ferrellgas’ customers. Cost of product sold also includes costs related to the refurbishment of Ferrellgas’ portable propane tanks.
      (15) Operating expenses: Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.
      (16) Income taxes: Ferrellgas Partners is a publicly traded limited partnership with one subsidiary that is a taxable corporation. The operating partnership is a limited partnership with seven subsidiaries that are taxable corporations. Partnerships are generally not subject to Federal income tax, although publicly traded partnerships are treated as corporations for Federal income tax purposes and therefore subject to Federal income tax unless a qualifying income test is satisfied. If this qualifying income test is satisfied, the publicly traded partnership will be treated as a partnership for Federal income tax purposes. Based on the Company’s calculations, Ferrellgas Partners satisfies the qualifying income test. As a result, except for the taxable corporations, Ferrellgas Partners’ earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners, Ferrellgas Partners’ unitholders. Accordingly, except for the effect from the

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taxable corporations, no recognition has been given to income taxes in the accompanying consolidated financial statements of Ferrellgas. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Ferrellgas Partners unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas Partners’ partnership agreement.
      (17) Net earnings per common unit: Net earnings per common unit is computed by dividing net earnings, after deducting the general partner’s 1% interest and accrued and paid senior unit distributions, by the weighted average number of outstanding common units and the dilutive effect, if any, of outstanding unit options. There was a less than $0.01 effect on the dilutive earnings per unit calculation when making the assumption that all outstanding unit options were exercised into common units. See Note P — Earnings per common unit — for further discussion about these calculations.
      (18) Unit and stock-based compensation: Ferrellgas accounts for the Ferrellgas Unit Option Plan (“unit option plan”) and the Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”) using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the unit option plan, or for the ICP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, Ferrellgas’ net earnings and earnings per unit would have been adjusted as noted in the table below:

	For the Year Ended July 31,

	2005	2004	2003

Net earnings available to common unitholders, as reported	$80,694	$20,367	$45,518
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(247)	(1,110)	(942)

Pro forma net earnings available to common unitholders	$80,447	$19,257	$44,576

Basic and diluted earnings per common unit:
Earnings (loss) from continuing operations available to common unitholders before discontinued operations and cumulative effect of change in accounting principle, as reported	$(0.41)	$0.30	$1.15
Net earnings available to common unitholders, as reported	1.50	0.49	1.25
Earnings (loss) from continuing operations available to common unitholders before discontinued operations and cumulative effect of change in accounting principle, pro forma	(0.42)	0.27	1.13
Net earnings available to common unitholders, pro forma	1.49	0.46	1.22
      The fair value of the ICP stock options granted during fiscal 2005, 2004 and 2003 were determined using a binomial option valuation model with the following assumptions:

	2005	2004	2003

Dividend percentage	1%	1%	1%
Average stock price volatility	17.9%	17.9%	18.6%
Risk-free interest rate	4.1%	3.8%	4.0%
Expected life of option plans	5-12 years	5-12 years	5-12 years

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      See Note O — Unit options of Ferrellgas Partners and stock options of Ferrell Companies — for further discussion and disclosure of stock-based compensation.
      (19) Segment information: Ferrellgas is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.
      (20) New accounting standards: SFAS No. 123(R), “Share-Based Payment,” is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees. This statement is effective for interim or annual reporting periods that begin after June 15, 2005. Consequently, Ferrellgas will be required to adopt this standard during the quarter ending October 31, 2005. Currently, Ferrellgas accounts for the unit option plan and the ICP using the intrinsic value method under the provisions of APB No. 25, for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the Unit Option Plan or for the ICP in the consolidated statements of earnings. See Note B — Unit and stock-based compensation, for current disclosures. Ferrellgas is evaluating the impact of this standard and believes, based on the options outstanding at the end of fiscal 2005, the impact on its financial position, results of operations and cash flows will be approximately $1.0 million during fiscal 2006. This annual charge may increase or decrease in subsequent years as new options are granted or as granted options become fully vested.
      Emerging Issues Task Force (“EITF”) 03-6, “Participating Securities and the Two-class Method under FASB Statement No. 128 Earnings per Share,” requires the calculation of net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Ferrellgas adopted EITF 03-6 during the quarter ended January 31, 2005. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per common unit will typically impact the three and six months ended January 31.
      EITF 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” requires that pre-existing contractual relationships between two parties involved in a business combination be evaluated to determine if a settlement of the pre-existing contracts is required separately from the accounting for the business combination. This consensus is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. Ferrellgas adopted EITF 04-1 during the quarter ended January 31, 2005, without a material effect on its financial position, results of operations and cash flows.
      FASB Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, adopted by Ferrellgas in fiscal 2003. A conditional asset obligation is a legal obligation to retire an asset when the timing and (or) method of settlement are conditional on a future event. The interpretation also requires an entity to recognize a liability for the fair value of the asset retirement obligation when incurred if fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. Ferrellgas has evaluated the impact of this interpretation and does not believe it will have a material effect on its financial position, results of operations and cash flows.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 154, “Accounting Changes and Error Corrections” replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28” and changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Ferrellgas does not believe this standard will have a material effect on its financial position, results of operations and cash flows.
      (21) Reclassifications: Certain reclassifications have been made to prior fiscal years’ consolidated financial statements to conform to the current fiscal year’s presentation.

C.	Business combinations
      Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings from the date of acquisitions.
      During fiscal 2005, Ferrellgas completed seven propane distribution business acquisitions with an aggregate value at $31.7 million:

•	Kamp’s Propane, Inc., based in California, acquired August 2004;

•	Suburban Propane’s Upper Midwest Retail Operations, based in Minnesota, North Dakota and Wisconsin, acquired September 2004;

•	Basin Propane, based in Washington, acquired September 2004;

•	Econogas Service, Inc., based in Iowa, acquired September 2004;

•	Land Propane Gas Service, based in Kentucky, acquired September 2004;

•	Parsons Gas & Appliance, Inc., Parsons Gas, Inc., and Dave’s Gas, Inc., based in Kentucky, acquired December 2004; and

•	Commercial Propane Corporation, based in Wisconsin, acquired January 2005.
      These acquisitions were funded by $23.9 million in cash payments, the issuance of 0.3 million common units valued at an aggregate of $7.0 million and the assumption of an $0.8 million liability.
      The aggregate value of these seven propane distribution businesses were allocated as follows:

Customer tanks, buildings and land	$12,358
Non-compete agreements	2,914
Customer lists	12,690
Goodwill	4,016
Other assets	453
Current liabilities	(749)

$31,682

      The estimated fair values and useful lives of assets acquired are based on a preliminary internal valuation and are subject to final valuation adjustments. Ferrellgas intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets and liabilities acquired.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2004, Ferrellgas completed one material business combination, referred to as the Blue Rhino contribution (see discussion below), and ten propane distribution business acquisitions. The ten propane distribution businesses acquired during fiscal 2004, included the following:

•	Chapman’s Propane Co., Inc, based in Illinois, acquired August 2003;

•	Bud’s Propane Service, Inc., based in Oregon, acquired September 2003;

•	Prairie Land Coop, based in Iowa, acquired October 2003;

•	Aeropres Propane, Inc., based in Louisiana and Arkansas, acquired December 2003;

•	Suburban Propane’s Midwest Retail Operations, based in Texas, Oklahoma, Missouri and Kansas, acquired January 2004;

•	Crow’s LP Gas Co., based in Iowa, acquired March 2004;

•	Hilltop Supply Company, based in Southern California, acquired March 2004;

•	Blue Ribbon Propane, based in Canada, acquired May 2004

•	C. Barron & Sons, Inc., based in Michigan, acquired June 2004; and

•	Tri-Counties Gas Companies, based in Northern California, acquired July 2004.
      These acquisitions were funded by $41.0 million in cash payments, the issuance of 0.1 million common units valued at an aggregate of $1.5 million and $0.8 million of notes payable to the seller.
      The aggregate value of these ten propane distribution businesses were allocated as follows:

Customer tanks, buildings and land	$24,576
Non-compete agreements	4,306
Customer lists	14,183
Goodwill	244
Other	(16)

$43,293

      The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments.
      During fiscal 2003, Ferrellgas completed five propane distribution business acquisitions, including the following:

•	ProAm, Inc., based primarily in Georgia and Texas, acquired December 2002;

•	a branch of Cenex Propane Partners Co., based in Iowa, acquired November 2002;

•	Northstar Propane, based in Nevada, acquired November 2002;

•	Pettit Oil Company, Inc., based in Washington, acquired May 2003; and

•	Wheeler’s Bottled Gas, Inc., based in Ohio, acquired July 2003.
      These purchases were funded by $39.1 million in cash payments, the issuance of 9 thousand common units valued at an aggregate of $0.2 million, and $9.9 million in the issuance of a short-term non-interest bearing note payable at an imputed interest rate of 4.25% to the seller.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate value of these five propane distribution businesses were allocated as follows:

Current assets	$8,835
Customer tanks, buildings and land	28,451
Non-compete agreements	1,148
Customer lists	11,650
Current liabilities	(930)

$49,154

      The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments.
Blue Rhino contribution
      On April 20, 2004, FCI Trading Corp. (“FCI Trading”), an affiliate of the general partner, acquired all of the outstanding common stock of Blue Rhino Corporation in an all-cash merger. Pursuant to an Agreement and Plan of Merger dated February 8, 2004, a subsidiary of FCI Trading merged with and into Blue Rhino Corporation whereby the then current stockholders of Blue Rhino Corporation were granted the right to receive a payment from FCI Trading of $17.00 in cash for each share of Blue Rhino Corporation common stock outstanding on April 20, 2004. FCI Trading thereafter became the sole stockholder of Blue Rhino Corporation and immediately after the merger, FCI Trading converted Blue Rhino Corporation into a limited liability company, Blue Rhino LLC.
      In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino LLC to the operating partnership through a series of transactions and the operating partnership assumed FCI Trading’s obligation under the Agreement and Plan of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specific obligations, as detailed in the following table:

Assumption of obligations under the contribution agreement	$343,414
Common units and general partner interest issued	11,850
Assumption of Blue Rhino’s bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	19,394

$418,377

      In consideration of this contribution, Ferrellgas Partners issued 195,686 common units to FCI Trading. Both Ferrellgas Partners and FCI Trading have agreed to indemnify the general partner from any damages incurred by the general partner in connection with the assumption of any of the obligations described above. Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino LLC merged with and into the operating partnership. The former operations of Blue Rhino LLC will hereafter be referred to as “Blue Rhino.”
      In addition to the payment of $17.00 per share to the former stockholders of Blue Rhino Corporation, each vested stock option and warrant that permitted its holder to purchase common stock of Blue Rhino Corporation that was outstanding immediately prior to the merger was converted into the right to receive a cash payment from Blue Rhino Corporation equal to the difference between $17.00 per share and the applicable exercise price of the stock option or warrant. Unvested options and warrants not otherwise subject to automatic accelerated vesting upon a change in control vested on a pro rata basis through April 19, 2004, based on their original vesting date. The total payment to the former Blue Rhino Corporation stockholders for

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all common stock outstanding on April 20, 2004 and for those Blue Rhino Corporation options and warrants then outstanding was $343.4 million.
      Prior to this contribution, Blue Rhino Corporation was the leading national provider of propane by portable tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation’s largest retailers.
      During fiscal 2005, Ferrellgas completed its valuation and allocation of the purchase price related to the Blue Rhino contribution. The purchase price was increased by $3.6 million due to the final valuation of property, plant and equipment received in the acquisition. The results of operations from this business combination is included in Ferrellgas’ consolidated financial statements from the date of the business combination.
      The aggregate value of the Blue Rhino contribution was allocated as follows:

Current assets	$53,912
Customer tanks, buildings and land	96,160
Trademarks and tradenames	59,000
Non-compete agreements	3,300
Customer lists	95,500
Goodwill	136,408
Other intangibles	5,300
Other assets	1,375
Current liabilities	(32,578)

$418,377

      The estimated fair values and useful lives of assets acquired are based on an independent third party valuation and include final valuation adjustments.
      Ferrellgas’ valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $136.4 million. This valuation of goodwill was based on Ferrellgas’ belief that the contributions of Blue Rhino will be beneficial to Ferrellgas’ and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas with the ability to better utilize its seasonal resources to complement Ferrellgas’ retail distribution locations with Blue Rhino’s existing distributor network.
      The results of operations of Blue Rhino for the period from August 1, 2004 through July 31, 2005 and April 21, 2004 through July 31, 2004 are included in the statement of earnings of the combined entity for fiscal 2005 and 2004, respectively.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Results of operations
      The following summarized unaudited pro forma results of operations for fiscal 2004 and 2003, assumes that the Blue Rhino contribution had occurred as of the beginning of the periods presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future. Items not included in the reported pro forma results of operations for fiscal 2004, are $3.3 million of nonrecurring charges incurred by Blue Rhino Corporation in the period from February 1, 2004 through April 20, 2004, that are directly attributable to the Blue Rhino contribution. Nonrecurring items included in the pro forma results of operations for fiscal 2003 include $2.5 million of income related to net proceeds from a litigation settlement in March 2003.

	For the Year Ended July 31,

	2004	2003

Revenues	$1,470,529	$1,423,900
Earnings before discontinued operations and cumulative effect of change in accounting principle	$4,935	$51,004
Net earnings	$12,984	$54,783
Basic and diluted net earnings available to common unitholders:
Earnings (loss) before discontinued operations and cumulative effect of change in accounting principle	$(0.07)	$1.10
Net earnings	$0.12	$1.20

D.	Discontinued operations
      During July 2005, Ferrellgas sold its wholesale storage business which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas recorded a gain of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas considers the sale of these assets to be discontinued operations. Therefore, in accordance with SFAS No. 144, Ferrellgas has reported results of operations from these assets as discontinued operations for all periods presented on the consolidated statements of earnings. The related assets and liabilities included in this sale have been reclassified as current and noncurrent assets and liabilities of discontinued operations on the fiscal 2004 consolidated balance sheet.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings from discontinued operations consist of the following:

	For the Year Ended July 31,

	2005	2004	2003

Total revenues	$89,339	$70,995	$55,961
Cost of product sold (exclusive of depreciation, shown with amortization below)	77,407	59,441	46,116

Gross profit	11,932	11,554	9,845
Operating expense	2,506	2,362	2,306
Depreciation and amortization expense	1,189	1,004	921
Equipment lease expense	22	22	18
Loss on disposal of assets and other	(36)	35	—

Earnings before income taxes, minority interest, discontinued operations and cumulative effect of change in accounting principle	8,251	8,131	6,600
Minority interest	1,063	82	67
Gain on sale of discontinued operations	97,001	—	—

Earnings from discontinued operations	$104,189	$8,049	$6,533

      Assets and liabilities of discontinued operations consist of the following:

July 31,
2004

Current assets of discontinued operations:
Accounts and notes receivable, net	$3,822
Inventories	7,219
Prepaid expenses and other current assets	307

Total current assets of discontinued operations	$11,348

Non-current assets of discontinued operations:
Property, plant and equipment, net	$15,929
Goodwill	31,164
Intangibles assets, net	698
Other assets	277

Total non-current assets of discontinued operations	$48,068

Current liabilities of discontinued operations:
Accounts payable	$2,572
Other current liabilities	4,480

Total current liabilities of discontinued operations	$7,052

Non-current liabilities of discontinued operations:
Other liabilities	$3,479

      In accordance with SFAS 142, goodwill not allocated to discontinued operations was tested for impairment. The results of this test indicate that remaining goodwill is not impaired.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

E.	Quarterly distributions of available cash
      Ferrellgas Partners makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas Partners as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas Partners’ business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April and July to holders of record on the applicable record date.
      Distributions by Ferrellgas Partners in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made to the common unitholders and the general partner. Additionally, the payment of incentive distributions to the holders of incentive distribution rights will be made to the extent that certain target levels of cash distributions are achieved. The publicly held common units have certain distribution preference rights over the common units held by Ferrell Companies.
      On March 7, 2005, Ferrell Companies, the beneficial owner of 18.4 million common units, granted an extension until April 30, 2010 to Ferrellgas Partners for the ability to defer future distributions on the common units held by it up to an aggregate outstanding amount of $36.0 million. The ability to defer distributions to Ferrell Companies provides Ferrellgas Partners’ public common unitholders distribution support. This distribution support is available if Ferrellgas Partners’ available cash for any fiscal quarter is insufficient to pay all of the common unitholders their quarterly distribution. Ferrellgas Partners will first pay a distribution to the publicly-held common units. Any remaining available cash will then be used to pay a distribution on the common units held by Ferrell Companies. Any quarterly distribution paid per unit to the publicly-held common units that is not able to be paid on the Ferrell Companies-owned common units will be deferred, within certain limits, and paid to Ferrell Companies in future quarters when available cash is sufficient. If insufficient available cash should exist for a particular quarter or any previous deferred distributions to Ferrell Companies remain outstanding, the distribution declared per common unit may not be more than the highest quarterly distribution paid on the common units for any of the immediately preceding four fiscal quarters. If the cumulative amount of deferred quarterly distributions to Ferrell Companies were to reach $36.0 million, the common units held by Ferrell Companies will then be paid in the same priority as the publicly-held common units. After payment of all required distributions for any subsequent period, Ferrellgas Partners will use any remaining available cash to reduce any amount previously deferred on the common units held by Ferrell Companies. Reductions in amounts previously deferred will then again be available for future deferrals to Ferrell Companies through April 30, 2010.

F.	Supplemental financial statement information
      Inventories consist of:

	2005	2004

Propane gas and related products	$70,380	$62,351
Appliances, parts and supplies	27,363	34,008

	$97,743	$96,359

      In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than 18 months. As of July 31, 2005, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 25.6 million gallons of propane at a fixed price.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property, plant and equipment consist of:

	Estimated
	Useful Lives	2005	2004

Land	indefinite	$32,619	$35,144
Land improvements	2-20	10,139	10,182
Buildings and improvements	20	61,192	60,791
Vehicles, including transport trailers	8-20	90,215	89,385
Bulk equipment and district facilities	5-30	96,047	85,888
Tanks and customer equipment	2-30	746,364	732,319
Computer and office equipment	2-5	104,773	88,243
Construction in progress	n/a	8,136	11,658

		1,149,485	1,113,610
Less: accumulated depreciation		382,720	337,103

		$766,765	$776,507

      During fiscal 2005 and 2004, Ferrellgas placed in service $6.8 million and $49.0 million of computer software, respectively, which will be depreciated using the straight-line method over its estimated useful life of five years.
      Ferrellgas capitalized $0.0 million, $0.6 million and $2.2 million of interest expense related to the development of computer software for fiscal 2005, 2004 and 2003, respectively. Depreciation expense totaled $61.3 million, $41.2 million, and $28.2 million for fiscal 2005, 2004, and 2003, respectively.
      Other current liabilities consist of:

	2005	2004

Accrued interest	$24,328	$28,990
Accrued payroll	13,816	16,989
Accrued insurance	8,627	6,942
Note payable	—	1,546
Other	24,764	33,846

	$71,535	$88,313

      Loss on disposal of assets and other consist of:

	For the Year Ended July 31,

	2005	2004	2003

Loss on disposal of assets	$5,543	$6,085	$5,419
Loss on transfer of accounts receivable related to the accounts receivable securitization	5,894	2,454	2,222
Service income related to the accounts receivable securitization	(2,764)	(1,406)	(962)

Loss on disposal of assets and other	$8,673	$7,133	$6,679

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the Year Ended July 31,

	2005	2004	2003

Operating expense	$147,942	$136,768	$126,452
Depreciation and amortization expense	6,427	6,396	5,522
Equipment lease expense	20,202	15,232	11,354

	$174,571	$158,396	$143,328

G.	Accounts receivable securitization
      On September 26, 2000, the operating partnership entered into an accounts receivable securitization facility. As part of this renewable 364-day facility, the operating partnership transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit. The operating partnership does not provide any guarantee or similar support to the collectibility of these receivables. The operating partnership structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction and to comply with Ferrellgas’ various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas renewed the facility with JP Morgan Chase Bank, N.A. for an additional 364-day commitment on June 7, 2005.
      The operating partnership transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, the operating partnership’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following items:

	2005	2004

Retained interest	$15,710	$5,153
Accounts receivable transferred	$82,500	$27,125
      The retained interest was classified as accounts and notes receivable on the consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $5.1 million of its trade accounts receivable at July 31, 2005.
      Other accounts receivable securitization disclosures consist of the following items:

	For the Year Ended July 31,

	2005	2004	2003

Net non-cash activity	$1,101	$664	$1,807
Bad debt expense	$466	$289	$324
Weighted average discount rate used to value retained interest	4.3%	2.0%	1.6%
Average collection cycle days	45	45	45
      The net non-cash activity reported in the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Goodwill and intangible assets, net
      Goodwill and intangible assets, net consist of:

	July 31, 2005			July 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

GOODWILL, NET	$234,142	—	$234,142	$230,604	—	$230,604
INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$335,557	$(155,281)	$180,276	$324,567	$(139,679)	$184,888
Non-compete agreements	34,270	(21,803)	12,467	71,697	(56,468)	15,229
Other	5,470	(2,010)	3,460	6,289	(979)	5,310

	375,297	(179,094)	196,203	402,553	(197,126)	205,427
Unamortized intangible assets
Tradenames & trademarks	59,074	—	59,074	59,000	—	59,000

Total intangibles assets, net	$434,371	$(179,094)	$255,277	$461,553	$(197,126)	$264,427

      During fiscal 2005, Ferrellgas acquired $4.0 million of goodwill resulting from the Kamps acquisition. Goodwill decreased $0.5 million primarily due to final valuation adjustments of property, plant and equipment received in the Blue Rhino contribution. Goodwill decreased $31.2 million primarily due to goodwill assigned to discontinued operations. See Note C — Business combinations — and Note D — Discontinued operations — for further discussion about these transactions.
      Customer lists have estimated lives of 15 years, while non-compete agreements have estimated lives ranging from two to 10 years. Other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas intends to utilize all acquired trademarks and tradenames and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and tradenames have indefinite useful lives.

Aggregate amortization expense:

For the Year Ended July 31,

2005	$22,987
2004	15,893
2003	12,539

Estimated amortization expense:

For the Year Ended July 31,

2006	$21,550
2007	20,050
2008	18,103
2009	17,063
2010	16,043

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Long-term debt
      Long-term debt consists of:

	2005	2004

Senior notes
Fixed rate, Series A, 7.16% due 2005(1)	$—	$109,000
Fixed rate, Series B-E, 7.16% due 2006-2013(2)	241,000	241,000
Fixed rate, 8.75%, due 2012, net of unamortized premium of $2,610 and $2,990 at 2005 and 2004, respectively(3)	270,610	270,990
Fixed rate, 8.87%, due 2006-2009(4)	184,000	184,000
Fixed rate, 6.75% due 2014, net of unaccreted discount of $791 and $882 at 2005 and 2004, respectively(5)	249,209	249,118
Credit agreement, variable interest rates, expiring 2010	—	92,900
Notes payable, 7.2% and 7.3% weighted average interest rates in 2005 and 2004, respectively, due 2005 to 2011, net of unamortized discount of $747 and $1,304 at 2005 and 2004, respectively	6,440	9,014
Capital lease obligations	220	469

	951,479	1,156,491
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,502	2,839

	$948,977	$1,153,652

(1)	The operating partnership fixed rate senior notes, issued in August 1998, are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of $109.0 million, due on August 1, 2005, was retired on July 29, 2005. Prepayment penalties associated with this transaction were not significant.

(2)	The operating partnership fixed rate senior notes, issued in August 1998, are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series B, C, D and E notes are due on August 1, 2006, 2008, 2010, and 2013, respectively. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(3)	On September 24, 2002, Ferrellgas redeemed the Ferrellgas Partners fixed rate senior secured notes issued in April 1996, with the proceeds from $170.0 million of Ferrellgas Partners fixed rate senior notes. Ferrellgas recognized a $7.1 million charge to earnings related to the premium and other costs incurred to redeem the notes plus the write-off of financing costs related to the original issuance of the Ferrellgas Partners senior secured notes. On December 18, 2002, Ferrellgas issued $48.0 million of Ferrellgas Partners fixed rate senior notes with a debt premium of $1.7 million that will be amortized to interest expense through 2012. On June 10, 2004 Ferrellgas issued $50.0 million of Ferrellgas Partners fixed rate senior secured notes with a debt premium of $1.6 million that will be amortized to interest expense through 2012. The Ferrellgas Partners senior notes bear interest from the date of issuance, payable semi-annually in arrears on June 15 and December 15 of each year.

(4)	The operating partnership fixed rate senior notes, issued in February 2000, are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount of the series A, B and C notes are due on August 1, 2006, 2007 and 2009, respectively. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(5)	The operating partnership fixed rate senior notes, issued in April 2004 are general unsecured obligations of the operating partnership and rank on an equal basis in right of payment with all senior indebtedness of the operating partnership and are senior to all subordinated indebtedness of the operating partnership. The outstanding principal amount is due on May 1, 2014. In general, the operating partnership does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.
      On April 22, 2005, the operating partnership entered into a $330.0 million bank credit facility, which replaced the $307.5 million bank credit facility that was to expire on April 28, 2006. The $330.0 million bank credit facility is available for working capital, acquisitions, capital expenditures, long-term debt repayments, and general partnership purposes and will terminate on April 22, 2010, unless extended or renewed. The new bank credit facility has a letter of credit sub-facility with availability of $90.0 million. As of July 31, 2005, Ferrellgas had borrowings of $19.8 million, classified as short-term borrowings on the consolidated balance sheet, at a weighted average interest rate of 6.25%, on the $330.0 million bank credit facility. As of July 31, 2004, Ferrellgas had borrowings of $92.9 million, classified as long-term debt on the consolidated balance sheet that were used to fund capital expenditures.
      The borrowings under the $330.0 million bank credit facility bear interest, at Ferrellgas’ option, at a rate equal to either:

•	the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2005, the federal funds rate and Bank of America’s prime rate were 3.31% and 6.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2005, the one-month Eurodollar Rate was 3.46%).
      In addition, an annual commitment fee is payable on the daily unused portion of the $330.0 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2005, the commitment fee per annum rate was 0.500%).
      Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, and to a lesser extent, risk management activities and product purchases, totaled $53.0 million and $55.3 million at July 31, 2005 and 2004, respectively. At July 31, 2005, Ferrellgas had $257.2 million of funding available. Ferrellgas incurred commitment fees of $0.9 million, $0.6 million and $0.5 million in fiscal 2005, 2004 and 2003, respectively.
      On April 20, 2004, subsidiaries of the operating partnership completed a private placement of $250.0 million in principal amount of 6.75% senior notes due 2014 at a price to the note holders of 99.637% per note. Interest on the senior notes is payable semi-annually in arrears on May 1 and November 1 of each year. In the offering, the subsidiaries of the operating partnership received proceeds, net of underwriting discounts and commissions, of $243.5 million. The subsidiaries then merged into the operating partnership and Ferrellgas Finance Corp., a subsidiary of the operating partnership, on April 20, 2004 with the operating partnership and Ferrellgas Finance Corp. assuming the payment obligation of the notes. The proceeds of the notes were used to pay a portion of the merger consideration assumed by the operating partnership of $17.00 per share to the then former common stockholders of Blue Rhino Corporation in connection with the contribution of Blue Rhino to the operating partnership by an affiliate of the general partner. See additional discussion about the Blue Rhino contribution in Note C — Business combinations.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The senior notes and the bank credit facility agreement contain various restrictive covenants applicable to Ferrellgas and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas Partners is prohibited from making cash distributions of the minimum quarterly distribution if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas fails to meet certain coverage tests. As of July 31, 2005, Ferrellgas is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.
      The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Annual Principal
For the year ended July 31,	Payments

2006	$2,868
2007	59,880
2008	91,402
2009	52,866
2010	73,191
Thereafter	670,200

Total	$950,407

      The carrying amount of short-term financial instruments approximates fair value because of the short maturity of these instruments. The estimated fair value of Ferrellgas’ long-term debt was $980.4 million and $1,175.7 million as of July 31, 2005 and 2004, respectively. The fair value is estimated based on quoted market prices.

J.	Partners’ capital
      As of July 31, 2005 and 2004, partners’ capital included the following limited partner units:

	2005	2004

Senior units	—	1,994,146
Common units	60,134,054	48,772,875
      As of July 31, 2005, total common units outstanding consisted of (i) 37.4 million held by third parties and listed on the New York Stock Exchange under the symbol “FGP,” (ii) 18.2 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading, (iv) 0.1 million held by Ferrell Propane, Inc. (“Ferrell Propane”) which is controlled by the general partner and (v) 4.2 million held directly or indirectly by Mr. Ferrell. As of July 31, 2004, total common units outstanding consisted of (i) 30.4 million held by third parties, (ii) 17.8 million held by Ferrell Companies, (iii) 0.2 million held by FCI Trading, (iv) 0.1 million held by Ferrell Propane and (v) 0.3 million held either directly or indirectly by Mr. Ferrell.
      Together these limited partner units represent Ferrellgas Partner’s limited partners’ interest and an effective 98% economic interest in Ferrellgas Partners, exclusive of the general partners’ incentive distribution rights. The general partner has an effective 2% interest in Ferrellgas Partners, excluding incentive distribution rights.
      The common units of Ferrellgas Partners represent limited partner interests in Ferrellgas Partners, which give the holders thereof the right to participate in distributions made by Ferrellgas Partners and to exercise the other rights or privileges available to such holders under the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated February 18, 2003 (the “Partnership Agreement”). Under the terms of the Partnership Agreement, holders of common units have limited voting rights on matters

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
affecting the business of Ferrellgas Partners. Generally, persons owning 20% or more of Ferrellgas Partners’ outstanding common units cannot vote, however, this limitation does not apply to those common units owned by the general partner or its “affiliates,” as such term is defined in the Partnership Agreement.
      During June 2005, the outstanding senior units of Ferrellgas Partners, which were owned by JEF Capital, were converted into 3.9 million common units. Pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, as amended, the number of common units issued was equal to the sum of the liquidation preference of $40 per senior unit and any accumulated and unpaid senior unit distributions, divided by the market price of the common units of $20.83. Converted common units held directly or indirectly by Mr. Ferrell or a “related party,” as such term is defined in the Partnership Agreement of Ferrellgas Partners may be voted upon even if the aggregate number of common units exceeds 20% of the then outstanding common units. This voting exemption does not apply if the converted common units are held by someone other than Mr. Ferrell or a “related party,” whether directly or indirectly. After the conversion of the senior units to common units, the provisions of the Partnership Agreement of Ferrellgas Partners relating to senior units are no longer applicable, including the restriction on Ferrellgas Partners’ ability to issue equity without first redeeming senior units.
      Ferrellgas maintains a shelf registration statement for the issuance of common units, deferred participation units, warrants and debt securities. Ferrellgas Partners’ partnership agreement allows the general partner to issue an unlimited number of additional Ferrellgas general and limited partner interests and other equity securities of Ferrellgas Partners for such consideration and on such terms and conditions as shall be established by the general partner without the approval of any unitholders.
      During June 2005, Ferrellgas received proceeds of $42.3 million, net of issuance costs, pursuant to the issuance of 1.6 million common units in a public offering, 0.4 million common units purchased by Ferrell Companies and 0.1 million common units purchased by Malcolm McQuilkin, the general partner’s President of Direct Imports. Ferrellgas used the net proceeds, together with contributions made by the general partner of $0.9 million to maintain its effective 2% general partner interest in Ferrellgas, to reduce borrowings outstanding under the bank credit facility of the operating partnership.
      During November 2004, Ferrellgas received proceeds of $39.8 million, net of issuance costs, pursuant to the issuance of 2.1 million common units in a private offering to a single unaffiliated purchaser. Ferrellgas used the net proceeds, together with contributions made by the general partner of $0.8 million to maintain its effective 2% general partner interest in Ferrellgas, to reduce borrowings outstanding under the bank credit facility of the operating partnership.
      During August 2004, Ferrellgas received proceeds of $54.9 million, net of issuance costs, pursuant to the issuance of 2.9 million common units in a public offering. Ferrellgas used the net proceeds, together with contributions made by the general partner of $1.1 million to maintain its effective 2% general partnership interest in Ferrellgas, to reduce borrowings outstanding under the bank credit facility of the operating partnership.
      During fiscal 2005, Ferrellgas Partners issued approximately 0.3 million common units, pursuant to purchase and non-competition agreements as a portion of the consideration for our acquisition of propane-related assets from third parties.
      On April 21, 2004, Ferrellgas Partners issued, in five separate private placements, an aggregate of 1.6 million of common units at a price of $22.35 per common unit for net proceeds of $32.8 million in cash and $3.1 million in long-term assets. These common units were issued as follows:

•	to Mr. Billy D. Prim (“Mr. Prim”), $15.0 million for cash;

•	to Mr. Prim $3.1 million in exchange for long-term assets;

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	to Mr. Andrew J. Filipowski (“Mr. Filipowski”), brother-in-law of Mr. Prim, $15.0 million for cash; prior to the contribution of Blue Rhino Mr. Filipowski was the Vice Chairman of Blue Rhino Corporation;

•	to Mr. McQuilkin, the general partner’s President of Direct Imports, $1.0 million for cash; and

•	to Mr. Ferrell, Chairman, President and Chief Executive Officer of the general partner, $1.8 million for cash.
      Prior to the contribution of Blue Rhino, Mr. Prim was the Chairman and Chief Executive Officer of Blue Rhino Corporation; subsequent to the Blue Rhino contribution and pursuant to an employment agreement among Ferrell Companies and the general partner, the general partner paid Mr. Prim a non-compete and non-solicitation payment of $2.5 million. Mr. Prim currently serves as a Director and Special Advisor to the Chief Executive Officer of the general partner.
      These cash proceeds were used to pay a portion of the merger consideration assumed by the operating partnership to the then former common stockholders of Blue Rhino Corporation. The transactions with Mr. Prim and Mr. Filipowski were consummated prior to Mr. Prim becoming an officer and director of the general partner. See additional discussion about the Blue Rhino contribution in Note C — Business combinations.
      On April 21, 2004, Ferrellgas Partners issued to FCI Trading 0.2 million of common units at a price of $23.94 per unit. This $4.7 million of common units was issued to FCI Trading in connection with the Blue Rhino contribution as consideration for FCI Trading’s net contribution of its membership interests in Blue Rhino LLC to the operating partnership. See additional discussion about the Blue Rhino contribution in Note C — Business combinations. See Note L — Transactions with related parties — for additional discussion of the involvement of related parties in this transaction.
      On April 21, 2004, Ferrellgas Partners issued, pursuant to the exercise of common unit options by Mr. Ferrell, Chairman, President and Chief Executive Officer of the general partner, 0.2 million of common units at a strike price of $17.90 per unit. Ferrellgas Partners received net proceeds of $3.2 million for the issuance of these common units. The proceeds were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation. See additional discussion about the Blue Rhino contribution in Note C — Business combinations. See Note O — Unit options of Ferrellgas Partners and stock options of Ferrell Companies — for additional information about unit options.
      On April 21, 2004, Ferrellgas Partners issued $2.0 million of general partner units to the general partner as consideration for the Blue Rhino LLC membership interest contributed by the general partner. Also on April 21, 2004, the general partner contributed a membership interest in Blue Rhino LLC to the operating partnership to maintain its 1.0101% general partner interest in the operating partnership. See Note L — Transactions with related parties — for additional discussion of the involvement of related parties in this transaction.
      On April 14, 2004, Ferrellgas Partners received proceeds of $156.0 million, net of issuance costs, pursuant to the issuance of 7.0 million common units in a public offering. The proceeds were used to pay a portion of the assumed merger consideration to the then former common stockholders of Blue Rhino Corporation. See additional discussion about the Blue Rhino contribution in Note C — Business combinations.
      During fiscal 2004, Ferrellgas Partners issued approximately 62 thousand common units pursuant to purchase and non-competition agreements as a portion of the consideration for our acquisition of propane-related assets from third parties.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 1, 2003, Ferrellgas Partners received proceeds of $47.2 million, net of issuance costs, pursuant to the issuance of 2.0 million common units in a public offering. Ferrellgas Partners contributed the proceeds to the operating partnership to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.

K.	Derivatives
      SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. Ferrellgas records changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Ferrellgas’ overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Ferrellgas uses cash flow hedges to manage exposures to product purchase price risk.
      Fluctuations in the wholesale cost of propane expose Ferrellgas to purchase price risk. Ferrellgas purchases propane at various prices that are eventually sold to its customers, exposing Ferrellgas to future product price fluctuations. Also, certain forecasted transactions expose Ferrellgas to purchase price risk. Ferrellgas monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. Ferrellgas uses derivative contracts to hedge a portion of its forecasted purchases for up to 18 months in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. As of July 31, 2005, Ferrellgas had the following cash flow hedge activity included in OCI in the consolidated statements of partners’ capital:

	2005	2004

Fair value adjustment classified as OCI	$70	$1,911
Reclassification of net gains to statement of earnings	$(1,772)	$(139)
      Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold. During fiscal 2005, 2004, and 2003, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The fair value of the derivatives related to purchase price risk are classified on the consolidated balance sheets as inventories.
      Through its risk management trading activities, Ferrellgas also purchases and sells derivatives that are not designated as accounting hedges to manage other risks associated with commodity prices. The types of contracts utilized in these activities include energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. Ferrellgas utilizes published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contracts. The changes in fair value of these risk management trading activities are recognized as they occur in cost of product sold in the consolidated statements of earnings. During fiscal 2005, 2004 and 2003, Ferrellgas recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $(9.7) million, $0.5 million, and $5.9 million, respectively.
      Estimates related to Ferrellgas’ risk management trading activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. Assuming a hypothetical 10% adverse change in prices for the delivery month of all energy commodities, the potential loss in future earnings of such a change was estimated at $0.0 million for risk management trading activities as of July 31, 2005. For other risk management activities, the potential loss in future earnings was estimated at $0.3 million at July 31, 2005. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%.
      The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for fiscal 2005, 2004 and 2003.

	For the Year Ended July 31,

	2005	2004	2003

Net fair value of contracts outstanding at the beginning of the period	$424	$(1,718)	$(4,569)
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(9,672)	458	5,921
Fair value of new contracts entered into during the period	9,364	1,684	(3,070)

Unrealized gains in fair value of contracts	$116	$424	$(1,718)

      The following table summarizes the maturity of these contracts for the valuation methodologies Ferrellgas utilized as of July 31, 2005 and 2004. This table summarizes the contracts where settlement had not yet occurred.

	Fair Value of Contracts at
	Period-End

		Maturity
		Greater Than
	Maturity	1 Year and
	Less Than	Less Than
Source of Fair Value	1 Year	18 Months

Prices provided by external sources	$116	$—

Unrealized gains in fair value of contracts outstanding at July 31, 2005	$116	$—

Prices actively quoted	$151	$—
Prices provided by external sources	273	—

Unrealized gains in fair value of contracts outstanding at July 31, 2004	$424	$—

      The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the years ended July 31, 2005, 2004 and 2003:

(In thousands)

For the year ended July 31, 2005	10,717
For the year ended July 31, 2004	18,206
For the year ended July 31, 2003	13,805

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Ferrellgas also uses forward contracts, not designated as accounting hedges under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and thus are not adjusted to fair market value.

L.	Transactions with related parties

General and administrative expenses
      Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf, as well as general and administrative costs, are as follows:

	For the Year Ended July 31,

	2005	2004	2003

Reimbursable costs	$231,635	$211,502	$201,333

Partnership distributions
      JEF Capital is beneficially owned by Mr. Ferrell and thus is an affiliate. Prior to their conversion to common units in June 2005, 100% of the senior units were directly owned by JEF Capital. See Note J — Partners’ capital — for further discussion about the conversion of the senior units to common units. Ferrellgas paid senior unit distributions of $9.3 million, $8.0 million and $11.6 million to JEF Capital during fiscal 2005, 2004 and 2003, respectively. The increase in senior units distributions paid during fiscal 2005 was due to $1.3 million of accumulated and unpaid distributions on those senior units that were converted to common units on June 30, 2005. Ferrellgas paid JEF Capital $31.5 million in fiscal 2003 to redeem 0.8 million senior units.
      Ferrell Companies is the sole shareholder of the general partner and owns 18.2 million common units of Ferrellgas Partners. FCI Trading owns 0.2 million common units of Ferrellgas Partners, while Ferrell Propane owns 0.1 million common units.
      Ferrellgas Partners has paid the following common unit distributions to related parties:

	For the Year Ended
	July 31,

	2005	2004

Ferrell Companies	$35,608	$35,608
FCI Trading	391	98
Ferrell Propane	102	102
The general partner	1,080	838
      On August 22, 2005, Ferrellgas declared distributions to Ferrell Companies, FCI Trading, Ferrell Propane and Mr. Ferrell (directly or indirectly) of $9.1 million, $0.1 million, $26 thousand and $2.1 million, respectively, that was paid on September 14, 2005.
      See Note J — Partners’ capital — for disclosure of related party transactions among Ferrellgas, the general partner, JEF Capital and Mr. Ferrell in connection with the conversion of senior units into common units.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations
      Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. Ferrellgas enters into transactions with Ferrell International in connection with Ferrellgas’ risk management activities and does so at market prices in accordance with Ferrellgas’ affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing limited accounting services to Ferrell International:

	For the Year Ended July 31,

	2005	2004	2003

Net receipts (disbursements)	$(2,699)	$328	$(245)
Receipts from providing accounting services	40	40	40
      These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the consolidated statements of earnings. There were no amounts due from or to Ferrell International at July 31, 2005.
      See additional discussions about transactions with related parties in Note J — Partners’ capital.

M.	Contingencies and commitments

Litigation
      Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas.

Long-term debt-related commitments
      Ferrellgas has long and short-term payment obligations under agreements such as senior notes and credit facilities. See Note I — Long-term debt — for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts
      Ferrellgas leases certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas’ third-party operating leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. Ferrellgas accounts for these arrangements as operating leases.
      FASB Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. The only material guarantees Ferrellgas has are

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas’ transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas will be required to pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $1.5 million as of July 31, 2005. Although the fair values of the underlying equipment at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $13.1 million. Ferrellgas does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.
      Operating lease buyouts represent the maximum amount Ferrellgas would pay if it were to exercise its right to buyout the assets at the end of their lease term.
      The following table summarizes Ferrellgas’ contractual operating lease commitments and buyout obligations as of July 31, 2005:

	Future Minimum Rental and Buyout Amounts by Fiscal Year

	2006	2007	2008	2009	2010	Thereafter

Operating lease obligations	$32,630	$27,365	$22,310	$15,687	$10,151	$19,383
Operating lease buyouts	$4,857	$7,395	$2,610	$6,261	$2,105	$6,114
Capital lease obligations	$147	$33	$27	$30	$—	$—
      Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $40.9 million, $27.0 million, and $30.0 million for fiscal 2005, 2004, and 2003, respectively.

N.	Employee benefits
      Ferrellgas has no employees and is managed and controlled by its general partner. Ferrellgas assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.
      Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas’ consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charges were $12.3 million, $7.9 million and $6.8 million during fiscal 2005, 2004 and 2003, respectively. The non-cash compensation charge increased during fiscal 2005 due to additional shares being allocated to employee accounts in lieu of the suspension of matching cash contributions to employees’ 401(k) accounts from February 1, 2005 to July 31, 2005, as well as an increase in the fair value of the Ferrell Companies shares allocated to employees. The non-cash compensation charge increased during fiscal 2004 primarily due to the increase in the fair value of the Ferrell Companies shares allocated to employees. Ferrellgas is not obligated to fund or make contributions to the ESOT.
      The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, Ferrellgas suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2005, 2004, and 2003, were $1.6 million, $3.1 million, and $2.9 million, respectively, under the 401(k) provisions. Ferrellgas suspended matching contributions from February 1, 2005 through July 31, 2005. On August 1, 2005, Ferrellgas reinstated the matching contribution to employees’ 401(k) accounts.
      The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2005, 2004 and 2003, other comprehensive income and other liabilities were adjusted by $(0.3) million, $(0.9) million, and $(0.7) million, respectively, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

O.	Unit options of Ferrellgas Partners and stock options of Ferrell Companies
      The unit option plan is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The unit option plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan from the unitholders of Ferrellgas Partners was not required. The Board of Directors of the general partner administers the unit option plan, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the unit option plan. No single officer or director of the general partner may acquire more than 314,895 common units under the unit option plan. In general, the options currently outstanding under the unit option plan vest over a five-year period, and expire on the tenth anniversary of the date of the grant.

	Number of	Weighted Average
	Units	Exercise Price

Outstanding, August 1, 2002	1,075,400	18.15
Exercised	(368,900)	18.05
Forfeited	(2,400)	18.80

Outstanding, July 31, 2003	704,100	18.20
Exercised	(233,924)	18.08
Forfeited	—	—

Outstanding, July 31, 2004	470,176	18.26
Exercised	(26,450)	17.91
Forfeited	(99,050)	17.28

Outstanding, July 31, 2005	344,676	18.52

Options exercisable, July 31, 2005	313,526	18.38

Options exercisable, July 31, 2004	245,776	18.52

Options exercisable, July 31, 2003	364,300	18.43

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options
Outstanding at
July 31, 2005

Range of option exercise prices at end of year	$16.80-$21.67
Weighted average remaining contractual life	4.5 Years
      The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The shares underlying the stock options are common shares of Ferrell Companies, therefore, there is no potential dilution of Ferrellgas. The ICP stock options vest ratably over periods ranging from five to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance.

P.	Earnings per common unit
      In fiscal 2005, 2004 and 2003, 41 thousand, 100 thousand, and 90 thousand unit options, respectively, were considered dilutive, however, these additional units caused less than a $0.01 change between the basic and dilutive earnings per common unit. Below is a calculation of the basic and diluted earnings per common unit in the consolidated statements of earnings for the periods indicated. For diluted earnings per common unit purposes, the senior units were excluded as they were considered contingently issuable common units for which all necessary conditions for their issuance had not been satisfied as of the end fiscal 2004 and 2003. See Note J — Partner’s capital — for further discussion of the conversion of senior units to common units. Distributions to the senior unitholder decreased net earnings available to common unitholders.
      Ferrellgas implemented EITF 03-6 in the quarter ended January 31, 2005, which was the first quarter affected by this consensus. EITF 03-6 requires the calculation of net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 on net earnings per limited partner unit will typically impact the three months and six months ending January 31. There was not a dilutive effect of EITF 03-6 on basic net earnings per common unit for total earnings for fiscal 2005 and 2004.
      In periods with year-to-date net losses the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month period ended October 31.

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended July 31,

	2005	2004	2003

Net earnings (loss) available to common unitholders before discontinued operations and cumulative effect of change in accounting principle	$(22,453)	$12,399	$41,777
Earnings from discontinued operations (including gain on sale in 2005 of $97,001), net of minority interest and general partner interest of $2,105, $163 and $133 in 2005, 2004 and 2003, respectively	103,147	7,968	6,467
Cumulative effect of change in accounting principle, net of minority interest and general partner interest of $56	—	—	(2,726)

Net earnings available to common unitholders	$80,694	$20,367	$45,518

Weighted average common units outstanding (in thousands)	53,945.4	41,419.2	36,300.5
Basic and diluted earnings per common unit:
Net earnings (loss) available to common unitholders before discontinued operations and cumulative change in accounting principle	$(0.41)	$0.30	$1.15
Earnings from discontinued operations (including gain sale in 2005 of $97,001), net of minority interest and general partner interest of $2,105, $163 and $133 in 2005, 2004 and 2003, respectively	1.91	0.19	0.18
Cumulative effect of change in accounting principle, net of minority interest and general partner interest of $56	—	—	(0.08)

Net earnings available to common unitholders	$1.50	$0.49	$1.25

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Q.	Quarterly data (unaudited)
      The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The sum of net earnings (loss) available to common unitholders by quarter may not equal the total net earnings available to common unitholders for the year due to the effect of EITF 03-6 on quarterly computations of earnings available to common unitholders in the second and fourth quarters of fiscal 2005 and the second quarter of fiscal 2004. See Note P — Earnings per common unit — for further discussion of this calculation. The sum of net earnings (loss) per common unit by quarter may not equal the net earnings (loss) per common unit for the year due to variations in the weighted average units outstanding used in computing such amounts. The Blue Rhino contribution completed in April 2004 had a significant impact on the comparability of the 2004 to 2005 quarterly information provided below. Additionally, all periods presented have been adjusted to reflect the reclassification of discontinued operations.

For the year ended July 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$343,772	$621,891	$492,101	$296,350
Gross profit (exclusive of depreciation, shown with amortization)	112,540	217,267	177,750	106,259
Earnings (loss) from continuing operations before discontinued operations	(36,774)	53,522	18,267	(50,390)
Earnings from discontinued operations net of minority interest	1,785	3,596	1,781	97,027
Net earnings (loss)	(34,989)	57,118	20,048	46,637
Net earnings (loss) available to common unitholders	(36,613)	47,529	17,873	42,168
Basic earnings (loss) per common unit:
From continuing operations available to common unitholders	$(0.74)	$0.81	$0.30	$(0.91)
From discontinued operations available to common unitholders	0.03	0.07	0.03	1.66

Basic earnings (loss) per common unit available to common unitholders	$(0.71)	$0.88	$0.33	$0.75

Diluted earnings (loss) per common unit:
From continuing operations available to common unitholders	$(0.74)	$0.81	$0.30	$(0.91)
From discontinued operations available to common unitholders	0.03	0.07	0.03	1.66

Diluted earnings (loss) per common unit available to common unitholders	$(0.71)	$0.88	$0.33	$0.75

FERRELLGAS PARTNERS, L.P.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended July 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$241,489	$453,337	$370,008	$243,552
Gross profit (exclusive of depreciation, shown with amortization)	93,937	189,842	153,947	104,256
Earnings (loss) from continuing operations before discontinued operations	(20,077)	62,889	26,875	(49,186)
Earnings from discontinued operations, net of minority interest	1,431	4,166	1,037	1,415
Net earnings (loss)	(18,646)	67,055	27,912	(47,771)
Net earnings (loss) available to common unitholders	(20,434)	48,348	25,659	(49,269)
Basic earnings (loss) per common unit:
From continuing operations available to common unitholders	$(0.58)	$1.13	$0.60	$(1.04)
From discontinued operations available to common unitholders	0.04	0.11	0.03	0.03

Basic earnings (loss) per common unit available to common unitholders	$(0.54)	$1.24	$0.63	$(1.01)

Diluted earnings (loss) per common unit:
From continuing operations available to common unitholders	$(0.58)	$1.12	$0.60	$(1.04)
From discontinued operations available to common unitholders	0.04	0.11	0.03	0.03

Diluted earnings (loss) per common unit available to common unitholders	$(0.54)	$1.23	$0.63	$(1.01)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Ferrellgas Partners Finance Corp.
Overland Park, Kansas
      We have audited the accompanying balance sheets of Ferrellgas Partners Finance Corp. (a wholly-owned subsidiary of Ferrellgas Partners, L.P. referred to as the “Company”) as of July 31, 2005 and 2004, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Ferrellgas Partners Finance Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of Ferrellgas Partners Finance Corp. as of July 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 11, 2005

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
BALANCE SHEETS

	July 31,

	2005	2004

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	3,282	2,866
Accumulated deficit	(3,282)	(2,866)

Total stockholder’s equity	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF EARNINGS

	For the Year Ended

	2005	2004	2003

Revenues	$—	$—	$—
General and administrative expense	416	403	402

Net loss	$(416)	$(403)	$(402)

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional	Accum-	Total
			Paid in	ulated	Stockholder’s
	Shares	Dollars	Capital	Deficit	Equity

August 1, 2002	1,000	$1,000	$2,061	$(2,061)	$1,000
Capital contribution	—	—	402	—	402
Net loss	—	—	—	(402)	(402)

July 31, 2003	1,000	1,000	2,463	(2,463)	1,000
Capital contribution	—	—	403	—	403
Net loss	—	—	—	(403)	(403)

July 31, 2004	1,000	1,000	2,866	(2,866)	1,000
Capital contribution	—	—	416	—	416
Net loss	—	—	—	(416)	(416)

July 31, 2005	1,000	$1,000	$3,282	$(3,282)	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(416)	$(403)	$(402)

Cash used by operating activities	(416)	(403)	(402)
Cash flows from financing activities:
Capital contribution	416	403	402

Cash provided by financing activities	416	403	402

Change in cash	—	—	—
Cash — beginning of year	1,000	1,000	1,000

Cash — end of year	$1,000	$1,000	$1,000

See notes to financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas Partners, L.P.)
NOTES TO FINANCIAL STATEMENTS

A.	Formation
      Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996 and is a wholly-owned subsidiary of Ferrellgas Partners, L.P. (the “Partnership”).
      The Partnership contributed $1,000 to the Finance Corp. on April 8, 1996 in exchange for 1,000 shares of common stock.

B.	Commitment
      On April 26, 1996, the Partnership issued $160.0 million of 9 3/8% senior secured notes due 2006 (the “senior notes”). The senior notes became redeemable at the option of the Partnership, in whole or in part, at any time on or after June 15, 2001. On September 24, 2002, the Partnership redeemed the Senior Notes with the proceeds from $170.0 million of 8 3/4% senior notes due 2012. On December 18, 2002, the Partnership issued an additional $48.0 million of 8 3/4% senior notes due 2012.
      The Finance Corp. serves as a co-obligor for the senior notes.

C.	Income taxes
      Income taxes have been computed as though the Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.
      Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $1,295 associated with the current year net operating loss carryforward of $3,330, which expire at various dates through July 31, 2025, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2005, 2004 or 2003, and there is no net deferred tax asset as of July 31, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Ferrellgas, L.P. and Subsidiaries
Overland Park, Kansas
      We have audited the accompanying consolidated balance sheets of Ferrellgas, L.P. and subsidiaries (the “Partnership”) as of July 31, 2005 and 2004, and the related consolidated statements of earnings, partners’ capital, and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ferrellgas, L.P. and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Note B(11) to the consolidated financial statements, the Partnership changed its method of accounting for asset retirement obligations with the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in fiscal 2003.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Partnership’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
October 11, 2005

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,191	$13,751
Accounts and notes receivable (net of allowance for doubtful accounts of $3,764 and $2,523 in 2005 and 2004, respectively)	107,778	110,389
Inventories	97,743	96,359
Prepaid expenses and other current assets	12,121	8,978
Current assets of discontinued operations	—	11,348

Total current assets	237,833	240,825
Property, plant and equipment, net	766,765	776,507
Goodwill	234,142	230,604
Intangible assets, net	255,277	264,427
Other assets, net	10,254	10,559
Non-current assets of discontinued operations	—	48,068

Total assets	$1,504,271	$1,570,990

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$108,667	$101,590
Short-term borrowings	19,800	—
Other current liabilities	68,288	83,590
Current liabilities of discontinued operations	—	7,052

Total current liabilities	196,755	192,232
Long-term debt	678,367	882,662
Other liabilities	20,162	17,050
Non-current liabilities of discontinued operations	—	3,479
Contingencies and commitments (Note M)	—	—
Partners’ capital
Limited partner	603,448	470,046
General partner	6,151	4,791
Accumulated other comprehensive income (loss)	(612)	730

Total partners’ capital	608,987	475,567

Total liabilities and partners’ capital	$1,504,271	$1,570,990

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	For the Year Ended July 31,

	2005	2004	2003

	(In thousands)
Revenues:
Propane and other gas liquids sales	$1,592,325	$1,210,564	$1,087,513
Other	161,789	97,822	78,165

Total revenues	1,754,114	1,308,386	1,165,678
Cost of product sold (exclusive of depreciation, shown with amortization below)	1,140,298	766,404	644,853

Gross profit	613,816	541,982	520,825
Operating expense	365,866	322,994	295,230
Depreciation and amortization expense	83,060	56,111	39,858
General and administrative expense	42,342	34,532	28,024
Equipment lease expense	25,495	19,652	20,622
Employee stock ownership plan compensation charge	12,266	7,892	6,778
Loss on disposal of assets and other	8,673	7,133	6,679

Operating income	76,114	93,668	123,634
Interest expense	(67,430)	(54,242)	(45,317)
Interest income	1,891	1,582	1,281

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	10,575	41,008	79,598
Income tax expense (benefit)	1,447	(402)	—

Earnings before discontinued operations and cumulative effect of change in accounting principle	9,128	41,410	79,598
Earnings from discontinued operations (including gain on sale in 2005 of $97,001)	105,252	8,131	6,600
Cumulative effect of change in accounting principle	—	—	(2,782)

Net earnings	$114,380	$49,541	$83,416

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

			Accumulated Other
			Comprehensive Income (Loss)

				Currency		Total
	Limited	General	Risk	Translation	Pension	Partners’
	Partner	Partner	Management	Adjustments	Liability	Capital

	(In thousands)
July 31, 2002	$183,173	$1,871	$(153)	$—	$(2,619)	$182,272
Contributions in connection with ESOP compensation charge	6,710	68	—	—	—	6,778
Quarterly distributions	(100,404)	(1,025)	—	—	—	(101,429)
Cash contributed by Ferrellgas Partners and the general partner	17,576	179	—	—	—	17,755
Net assets contributed by Ferrellgas Partners and the general partner in connection with acquisitions	41,792	427	—	—	—	42,219
Comprehensive income:
Net earnings	82,573	843	—	—	—	83,416
Other comprehensive income:
Reclassification of derivatives to earnings	—	—	153	—	—
Pension liability adjustment	—	—	—	—	651	804

Comprehensive income						84,220

July 31, 2003	231,420	2,363	—	—	(1,968)	231,815
Contributions in connection with ESOP compensation charge	7,812	80	—	—	—	7,892
Quarterly distributions	(110,958)	(1,133)	—	—	—	(112,091)
Cash contributed by Ferrellgas Partners and the general partner	88,937	907	—	—	—	89,844
Net assets contributed by Ferrellgas Partners and the general partner in connection with acquisitions	203,794	2,074	—	—	—	205,868
Comprehensive income:
Net earnings	49,041	500	—	—	—	49,541
Other comprehensive income:
Net gains on risk management derivatives	—	—	1,911	—	—
Reclassification of derivatives to earnings	—	—	(139)	—	—
Foreign currency translation adjustments				16
Pension liability adjustment	—	—	—	—	910	2,698

Comprehensive income						52,239

July 31, 2004	470,046	4,791	1,772	16	(1,058)	475,567
Contributions in connection with ESOP compensation charge	12,142	124	—	—	—	12,266
Quarterly distributions	(137,643)	(1,406)	—	—	—	(139,049)
Cash contributed by Ferrellgas Partners and the general partner	138,540	1,413	—	—	—	139,953
Net assets contributed by Ferrellgas Partners and the general partner in connection with acquisitions	7,138	74	—	—	—	7,212
Comprehensive income:
Net earnings	113,225	1,155	—	—	—	114,380
Other comprehensive income:
Net gains on risk management derivatives	—	—	70	—	—
Reclassification of derivatives to earnings	—	—	(1,772)	—	—
Foreign currency translation adjustments				49
Pension liability adjustment	—	—	—	—	311	(1,342)

Comprehensive income						113,038

July 31, 2005	$603,448	$6,151	$70	$65	$(747)	$608,987

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net earnings	$114,380	$49,541	$83,416
Reconciliation of net earnings to net cash provided by operating activities:
Cumulative effect of change in accounting principles	—	—	2,782
Depreciation and amortization expense	84,249	57,115	40,779
Employee stock ownership plan compensation charge	12,266	7,892	6,778
Loss (gain) on disposal of assets and discontinued operations	(91,494)	6,120	5,419
Other	7,024	7,913	6,134
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(43,246)	(24,943)	(16,308)
Inventories	(2,421)	(5,264)	(17,097)
Prepaid expenses and other current assets	(2,443)	(102)	1,616
Accounts payable	4,505	17,227	4,910
Accrued interest expense	(4,662)	4,868	661
Other current liabilities	(4,963)	(12,928)	(1,202)
Other liabilities	323	890	1,379
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	114,400	30,000	60,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	981,256	627,389	562,883
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,051,356)	(669,689)	(588,883)

Net cash provided by operating activities	117,818	96,029	153,267

Cash flows from investing activities:
Cash paid for assumed merger and related obligations	—	(343,414)	—
Business acquisitions, net of cash acquired	(23,779)	(40,960)	(7,139)
Cash paid for acquisition transaction fees	—	(1,476)	—
Capital expenditures — tank lease buyout	—	—	(155,600)
Capital expenditures — technology initiative	(10,466)	(8,688)	(21,203)
Capital expenditures — other	(42,348)	(32,692)	(18,310)
Proceeds from sale of discontinued operations	144,000	—	—
Proceeds from asset sales	11,948	5,766	3,747
Other	(2,891)	(4,023)	(842)

Net cash provided by (used in) investing activities	76,464	(425,487)	(199,347)

Cash flows from financing activities:
Distributions	(141,084)	(112,092)	(102,233)
Contributions from partners	140,026	282,374	18,182
Proceeds from issuance of debt	44	262,423	140,000
Principal payments on debt	(205,354)	(50,256)	(16,367)
Net additions (reductions) to short-term borrowings	19,800	(43,719)	—
Cash paid for financing costs	(1,323)	(6,353)	(2,074)

Net cash provided by (used in) financing activities	(187,891)	332,377	37,508

Effect of exchange rate changes on cash	49	16	—
Increase (decrease) in cash and cash equivalents	6,440	2,935	(8,572)
Cash and cash equivalents — beginning of period	13,751	10,816	19,388

Cash and cash equivalents — end of period	$20,191	$13,751	$10,816

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$69,847	$47,325	$42,843

Income taxes	$1,359	$—	$—

See notes to consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise designated)

A.	Partnership organization and formation
      Ferrellgas, L.P. was formed April 22, 1994, and is a Delaware limited partnership. Ferrellgas, L.P. was formed to acquire, own and operate the propane business and assets of Ferrellgas, Inc. (“general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”). The general partner holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, holds an approximate 99% limited partner interest in and consolidates Ferrellgas, L.P. Ferrellgas Partners and Ferrellgas, L.P. are governed by their respective partnership agreements. These agreements contain specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.
      On July 17, 1998, 100% of the outstanding common stock of Ferrell Companies was purchased primarily from Mr. James E. Ferrell (“Mr. Ferrell”) and his family by a newly created leveraged employee stock ownership trust (“ESOT”) established pursuant to the Ferrell Companies Employee Stock Ownership Plan (“ESOP”). The purpose of the ESOP is to provide employees of the general partner an opportunity for ownership in Ferrell Companies and indirectly in Ferrellgas, L.P. As contributions are made by Ferrell Companies to the ESOT in the future, shares of Ferrell Companies are allocated to the employees’ ESOP accounts.
      On June 5, 2000, Ferrellgas, L.P.’s partnership agreement was amended to allow the general partner to have an option to maintain its 1.0101% general partner interest in Ferrellgas, L.P. concurrent with the issuance of other additional equity. Prior to this amendment, the general partner was required to make capital contributions to Ferrellgas, L.P. in order to maintain its 1.0101% general partner interest concurrent with the issuance of any additional equity.

B.	Summary of significant accounting policies
      (1) Nature of operations: Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Ferrellgas, L.P. serves more than one million residential, industrial/commercial, portable tank exchange, agricultural and other customers in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.
      (2) Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, amortization methods of intangible assets, and valuation methods of derivative commodity contracts.
      (3) Principles of consolidation: The accompanying consolidated financial statements present the consolidated financial position, results of operations and cash flows of Ferrellgas, L.P. and its subsidiaries after elimination of all material intercompany accounts and transactions. In connection with the Blue Rhino contribution, Ferrellgas, L.P. also consolidates the following wholly-owned taxable corporations: QuickShip, Inc., Blue Rhino Global Sourcing, LLC and Blue Rhino Canada, Inc. Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), a wholly owned unconsolidated subsidiary, is a qualifying special purpose entity.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (4) Cash and cash equivalents and non-cash activities: For purposes of the consolidated statements of cash flows, Ferrellgas, L.P. considers cash equivalents to include all highly liquid debt instruments purchased with an original maturity of three months or less. Significant non-cash operating, investing and financing activities are primarily related to business combinations, accounts receivable securitization and transactions with related parties as disclosed in Note C– Business combinations, Note G — Accounts receivable securitization — and Note L — Transactions with related parties, respectively.
      (5) Inventories: Inventories are stated at the lower of cost or market using weighted average cost and actual cost methods. Ferrellgas, L.P. enters into commodity derivative contracts involving propane and related products to hedge, reduce risk and anticipate market movements. The fair value of these derivative contracts is classified as inventory.
      (6) Accounts receivable securitization: Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, certain of its trade accounts receivable through an accounts receivable securitization facility and retains servicing responsibilities as well as a retained interest related to a portion of the transferred receivables. Ferrellgas, L.P. accounts for the securitization of accounts receivable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” As a result, the related receivables are removed from the consolidated balance sheet and a retained interest is recorded for the amount of receivables sold in excess of cash received. The retained interest is included in “Accounts and notes receivable” in the consolidated balance sheets.
      Ferrellgas, L.P. determines the fair value of its retained interests based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results, therefore the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas L.P.’s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the consolidated statements of earnings. See Note G — Accounts receivable securitization — for further discussion of these transactions.
      (7) Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and routine repairs are expensed as incurred. Ferrellgas, L.P. capitalizes computer software, equipment replacement and betterment expenditures that are (i) greater than $1 thousand, (ii) upgrade, replace or completely rebuild major mechanical components and (iii) extend the original book life of the equipment. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets ranging from two to 30 years. Ferrellgas L.P., using its best estimates based on reasonable and supportable assumptions and projections, reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable. See Note F — Supplemental financial statement information — for further discussion of property, plant and equipment.
      (8) Goodwill: Ferrellgas, L.P. records goodwill as the excess of the cost of acquisitions over the fair value of the related net assets at the date of acquisition. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” Ferrellgas, L.P. no longer amortizes goodwill. These balances are tested for impairment annually on January 31, or more frequently if circumstances dictate, and if impaired, written off against earnings at that time. Ferrellgas, L.P. has not recognized any impairment losses as a result of these tests. For purposes of Ferrellgas, L.P.’s goodwill impairment test, Ferrellgas, L.P. has determined that it has one reporting unit. Ferrellgas, L.P. assesses the carrying value of goodwill at its reporting unit based on an estimate of the fair value of the reporting unit. Fair value of the reporting unit is estimated using a market value approach taking into consideration the quoted market price of Ferrellgas Partners’ common units.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (9) Intangible assets: Intangible assets with definite lives, consisting primarily of customer lists, noncompete agreements and patented technology, are stated at cost, net of accumulated amortization calculated using a straight-line method over periods ranging from two to 15 years. Tradenames and trademarks have indefinite lives, are not amortized, and are stated at cost. Ferrellgas, L.P. tests definitive lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” Ferrellgas, L.P. tests indefinite lived intangible assets for impairment annually on January 31 or more frequently if circumstances dictate in accordance with SFAS 142. Ferrellgas, L.P. has not recognized impairment losses as a result of these tests. When necessary, intangible assets’ useful lives are revised and the impact on amortization reflected on a prospective basis. See Note H — Goodwill and intangible assets, net — for further discussion of intangible assets.
      (10) Accounting for derivative commodity contracts: Ferrellgas, L.P. enters into commodity options and swaps involving propane to specifically hedge certain price risks. Any changes in the fair value of these specific cash flow hedge positions are deferred and included in other comprehensive income and recognized as an adjustment to cost of product sold in the month the forecasted price risk is settled. Ferrellgas, L.P. also enters into other commodity forward and futures purchase/sale agreements and commodity swaps and options involving propane and related products, which are not designated as hedges to a certain product cost risk, but are used for risk management purposes. To the extent such contracts are entered into at fixed prices and thereby subject Ferrellgas, L.P. to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried on the consolidated balance sheets at fair value with changes in that value recognized in earnings. Ferrellgas, L.P. classifies all gains and losses from these derivative commodity contracts entered into for product risk management purposes as cost of product sold in the consolidated statements of earnings. See Note K — Derivatives — for further discussion about these transactions.
      (11) Asset retirement obligation: SFAS No. 143 “Accounting for Asset Retirement Obligations” provides accounting requirements for retirement obligations associated with tangible long-lived assets, including the requirement that a liability be recognized if there is a legal or financial obligation associated with the retirement of the assets. Ferrellgas, L.P. adopted SFAS No. 143 beginning in fiscal 2003. This cumulative effect of a change in accounting principle resulted in a one-time charge to earnings of $2.8 million during fiscal 2003, together with the recognition of a $3.1 million long-term liability and a $0.3 million long-term asset. This long-term asset and long-term liability were related to underground storage facilities that were sold on July 29, 2005. As a result, the long-term asset and long-term liability were written off concurrent with the sale of the facility. Ferrellgas, L.P. does not believe this standard will have a material on-going effect on its consolidated financial position, results of operations and cash flows. See Note D — Discontinued operations — for a discussion about the sale of underground storage facilities.
      (12) Revenue recognition: Revenues from the distribution of propane and other gas liquids are recognized by Ferrellgas, L.P. at the time product is delivered to its customers. Other revenues, which include revenue from the sale of propane appliances and equipment is recognized at the time of delivery or installation. Revenues from repairs and maintenance are recognized upon completion of the service. Ferrellgas, L.P. recognizes shipping and handling revenues and expenses for sales of propane, appliances and equipment at the time of delivery or installation. Shipping and handling revenues are included in the price of propane charged to customers, and are classified as revenue.
      (13) Shipping and handling expenses: Shipping and handling expenses related to delivery personnel, vehicle repair and maintenance and general liability expenses are classified within operating expense on the statement of earnings. Depreciation expenses on delivery vehicles Ferrellgas, L.P. owns are classified within depreciation and amortization expense. Lease expenses on delivery vehicles Ferrellgas, L.P. leases are

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
classified within equipment lease expense. See Note F — Supplemental financial statement information — for the financial statement presentation of shipping and handling expenses.
      (14) Cost of product sold: Cost of product sold includes all costs to acquire propane, other gas liquids and non-gas items, including the results from all risk management activities and the costs of storing and transporting inventory prior to delivery to Ferrellgas L.P.’s customers. Cost of product sold also includes costs related to the refurbishment of Ferrellgas, L.P.’s portable propane tanks.
      (15) Operating expenses: Operating expenses primarily include the personnel, vehicle, delivery, handling, plant, office, selling, marketing, credit and collections and other expenses related to the retail distribution of propane and related equipment and supplies.
      (16) Income taxes: Ferrellgas, L.P. is a limited partnership and owns seven subsidiaries that are taxable corporations. As a result, except for the taxable corporations, Ferrellgas, L.P.’s earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners. Accordingly, except for the effect from the taxable corporations, no recognition has been given to income taxes in the accompanying consolidated financial statements of Ferrellgas, L.P. Net earnings for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under Ferrellgas, L.P.’s partnership agreement.
      (17) Unit and stock-based compensation: Ferrellgas, L.P. accounts for the Ferrellgas Partners Unit Option Plan (“unit option plan”) and the Ferrell Companies, Inc. Incentive Compensation Plan (“ICP”) using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the unit option plan, or for the ICP. Had compensation cost for these plans been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS No. 123, Ferrellgas, L.P.’s net earnings would have been adjusted as noted in the table below:

	2005	2004	2003

Net earnings as reported	$114,380	$49,541	$83,416
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(250)	(1,133)	(952)

Pro forma net earnings	$114,130	$48,408	$82,464

      The fair value of the ICP stock options granted during fiscal 2005, 2004 and 2003 were determined using a binomial option valuation model with the following assumptions:

	2005	2004	2003

Dividend percentage	1%	1%	1%
Average stock price volatility	17.9%	17.9%	18.6%
Risk-free interest rate	4.1%	3.8%	4.0%
Expected life of option plans	5-12 years	5-12 years	5-12 years
      See Note O — Unit options of Ferrellgas Partners and stock options of Ferrell Companies — for further discussion and disclosure of stock-based compensation.
      (18) Segment information: Ferrellgas, L.P. is a single reportable operating segment engaging in the distribution of propane and related equipment and supplies to customers primarily in the United States.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(19) New accounting standards:
      SFAS No. 123(R) “Share-Based Payment,” is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees. This statement is effective for interim or annual reporting periods that begin after June 15, 2005. Consequently, Ferrellgas, L.P. will be required to adopt this standard during the quarter ending October 31, 2005. Currently, Ferrellgas, L.P. accounts for the unit option plan and the ICP using the intrinsic value method under the provisions of APB No. 25, for all periods presented and makes the fair value method pro forma disclosures required under the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, no compensation cost has been recognized for the unit option plan or for the ICP in the consolidated statements of earnings. See Note B — Unit and stock-based compensation, for current disclosures. Ferrellgas, L.P. is evaluating the impact of this standard and believes, based on the options outstanding at the end of fiscal 2005, the impact on its financial position, results of operations and cash flows will be approximately $1.0 million during fiscal 2006. This annual charge may increase or decrease in subsequent years as new options are granted or as granted options become fully vested.
      Emerging Issues Task Force (“EITF”) 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination,” requires that pre-existing contractual relationships between two parties involved in a business combination be evaluated to determine if a settlement of the pre-existing contracts is required separately from the accounting for the business combination. This consensus is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. Ferrellgas, L.P. adopted EITF 04-1 during the quarter ended January 31, 2005, without a material effect on its financial position, results of operations and cash flows.
      FASB Financial Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligation, adopted by Ferrellgas L.P. in fiscal 2003. A conditional asset obligation is a legal obligation to retire an asset when the timing and(or) method of settlement are conditional on a future event. The interpretation also requires an entity to recognize a liability for the fair value of the asset retirement obligation when incurred if fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. Ferrellgas, L.P. has evaluated the impact of this interpretation and does not believe it will have a material effect on its financial position, results of operations and cash flows.
      SFAS No. 154. “Accounting Changes and Error Corrections” replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — an amendment of APB Opinion No. 28” and changes the requirements for the accounting for and the reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Ferrellgas, L.P. does not believe this standard will have a material effect on its financial position, results of operations and cash flows.
      (20) Reclassifications: Certain reclassifications have been made to prior fiscal years’ consolidated financial statements to conform to the current fiscal year’s presentation.

C.	Business combinations
      Business combinations are accounted for under the purchase method and the assets acquired and liabilities assumed are recorded at their estimated fair market values as of the acquisition dates. The results of operations are included in the consolidated statements of earnings form the date of the acquisitions.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2005, Ferrellgas, L.P. completed seven propane distribution business acquisitions with an aggregate value at $31.7 million:

•	Kamp’s Propane, Inc., based in California, acquired August 2004;

•	Suburban Propane’s Upper Midwest Retail Operations, based in Minnesota, North Dakota and Wisconsin, acquired September 2004;

•	Basin Propane, based in Washington, acquired September 2004;

•	Econogas Service, Inc., based in Iowa, acquired September 2004;

•	Land Propane Gas Service, based in Kentucky, acquired September 2004;

•	Parsons Gas & Appliance, Inc., Parsons Gas, Inc., and Dave’s Gas, Inc., based in Kentucky, acquired December 2004; and

•	Commercial Propane Corporation, based in Wisconsin, acquired January 2005.
      These acquisitions were funded by $23.8 million of cash payments, the contribution of net assets of $7.0 million from Ferrellgas Partners and the assumption of a $0.9 million liability.
      The aggregate value of these seven propane distribution businesses were allocated as follows:

Customer tanks, buildings and land	$12,358
Non-compete agreements	2,914
Customer lists	12,690
Goodwill	4,016
Other assets	453
Current liabilities	(749)

$31,682

      The estimated fair values and useful lives of assets acquired are based on a preliminary internal valuation and are subject to final valuation adjustments. Ferrellgas, L.P. intends to continue its analysis of the net assets of these acquired businesses to determine the final allocation of the total purchase price to the various assets and liabilities acquired.
      During fiscal 2004, Ferrellgas, L.P. completed one material business combination, referred to as the Blue Rhino contribution (see discussion below), and ten propane distribution business acquisitions. The ten small propane distribution businesses acquired during fiscal 2004 included the following:

•	Chapman’s Propane Co., Inc., based in Illinois, acquired August 2003;

•	Bud’s Propane Service, Inc., based in Oregon, acquired September 2003;

•	Prairie Land Coop, based in Iowa, acquired October 2003;

•	Aeropres Propane, Inc., based in Louisiana and Arkansas, acquired December 2003;

•	Suburban Propane’s Midwest Retail Operations, based in Texas, Oklahoma, Missouri and Kansas, acquired January 2004;

•	Crow’s LP Gas Co., based in Iowa, acquired March 2004;

•	Hilltop Supply Company, based in Southern California, acquired March 2004;

•	Blue Ribbon Propane, based in Canada, acquired May 2004;

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	C. Barron & Sons, Inc., based in Michigan, acquired June 2004; and

•	Tri-Counties Gas Companies, based in Northern California, acquired July 2004.
      These acquisitions were funded by $41.0 million in cash payments, the contribution of net assets of $1.5 million from Ferrellgas Partners and $0.8 million of notes payable to the seller.
      The aggregate value of these ten propane distribution businesses were allocated as follows:

Customer tanks, buildings and land	$24,576
Non-compete agreements	4,306
Customer lists	14,183
Goodwill	244
Other	(16)

$43,293

      The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments
      During fiscal 2003, Ferrellgas, L.P. completed five propane distribution business acquisitions including the following:

•	ProAm, Inc., based primarily in Georgia and Texas, acquired December 2002;

•	a branch of Cenex Propane Partners Co., based in Iowa, acquired November 2002;

•	Northstar Propane, based in Nevada, acquired November 2002;

•	Pettit Oil Company, Inc., based in Washington, acquired May 2003; and

•	Wheeler’s Bottled Gas, Inc., based in Ohio, acquired July 2003.
      These purchases were funded by $7.1 million of cash payments, the contribution of net assets of $41.6 million from Ferrellgas Partners and $0.5 million in the issuance of notes payable to the seller.
      The aggregate value of these five propane distribution businesses were allocated as follows:

Current assets	$8,835
Customer tanks, buildings and land	28,451
Non-compete agreements	1,148
Customer lists	11,650
Current liabilities	(930)

$49,154

      The fair values and useful lives of assets acquired are based on an internal valuation and included only minor final valuation adjustments.
Blue Rhino contribution
      On April 20, 2004, FCI Trading Corp. (“FCI Trading”), an affiliate of the general partner, acquired all of the outstanding common stock of Blue Rhino Corporation in an all-cash merger. Pursuant to an Agreement and Plan of Merger dated February 8, 2005, a subsidiary of FCI Trading merged with and into Blue Rhino Corporation whereby the then current stockholders of Blue Rhino Corporation were granted the right to receive a payment from FCI Trading of $17.00 in cash for each share of Blue Rhino Corporation common

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock outstanding on April 20, 2004. FCI Trading thereafter became the sole stockholder of Blue Rhino Corporation and immediately after the merger, FCI Trading converted Blue Rhino Corporation into a limited liability company, Blue Rhino, LLC.
      In a non-cash contribution, pursuant to a Contribution Agreement dated February 8, 2004, FCI Trading contributed on April 21, 2004 all of the membership interests in Blue Rhino, LLC to Ferrellgas, L.P. through a series of transactions and Ferrellgas, L.P. assumed FCI Trading’s obligation under the Agreement and Plan of Merger to pay the $17.00 per share to the former stockholders of Blue Rhino Corporation together with other specifications, as detailed in the following table:

Assumption of obligations under the contribution agreement	$343,414
Common units and general partner interest issued	11,850
Assumption of Blue Rhino’s bank credit facility outstanding balance	43,719
Assumption of other liabilities and acquisition costs	19,394

$418,377

      In consideration of this contribution, Ferrellgas Partners issued 195,686 common units to FCI Trading. Both Ferrellgas Partners and FCI Trading have agreed to indemnify the general partner from any damage incurred by the general partners in connection with the assumption of any of the obligations described above. Also on April 21, 2004, subsequent to the contribution described above, Blue Rhino, LLC merged with and into Ferrellgas, L.P. The former operations of Blue Rhino, LLC will hereafter be referred to as “Blue Rhino.”
      In addition to the payment of $17.00 per share to the former stockholders of Blue Rhino Corporation, each vested stock option and warrant that permitted its holder to purchase common stock of Blue Rhino Corporation that was outstanding immediately prior to the merger was converted into the right to receive a cash payment from Blue Rhino Corporation equal to the difference between $17.00 per share and the applicable exercise price of the stock option or warrant. Unvested options and warrants not otherwise subject to control vested on a pro rata basis through April 19, 2004, based on their original vesting date. The total payment to the former Blue Rhino Corporation shareholders of all common stock outstanding on April 20, 2004 and for those Blue Rhino Corporation options and warrants then outstanding was $343.4 million.
      Prior to this contribution, Blue Rhino Corporation was the leading national provider of propane by portable tank exchange as well as a leading supplier of complementary propane and non-propane products to consumers through many of the nation’s largest retailers.
      During fiscal 2005, Ferrellgas, L.P. completed its valuation and allocation of the purchase price related to the Blue Rhino contribution. The purchase price was increased by $3.6 million due to the final valuation of property, plant and equipment received in the acquisition. The results of operations from this business combination is included in Ferrellgas’ consolidated financial statements from the date of the business combination.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate value of the Blue Rhino contribution was allocated as follows:

Current assets	$53,912
Customer tanks, buildings and land	96,160
Trademarks and tradenames	59,000
Non-compete agreements	3,300
Customer lists	95,500
Goodwill	136,408
Other intangibles	5,300
Other assets	1,375
Current liabilities	(32,578)

$418,377

      The estimated fair values and useful lives of assets acquired are based on an independent third party valuation and include final valuation adjustments.
      Ferrellgas L.P.’s valuation of the tangible and intangible assets of the Blue Rhino contribution resulted in the recognition of goodwill of $136.4 million. This valuation of goodwill was based on Ferrellgas’ belief that the contributions of Blue Rhino will be beneficial to Ferrellgas L.P.’s and Blue Rhino’s operations as Blue Rhino’s counter-seasonal business activities and anticipated future growth is expected to provide Ferrellgas, L.P. with the ability to better utilize its seasonal resources to complement Ferrellgas, L.P.’s retail distribution locations with Blue Rhino’s existing distributor network.
      The results of operations of Blue Rhino for the period from August 1, 2004 through July 31, 2005 and April 21, 2004 through July 31, 2004 are included in the statement of earnings of the combined entity for 2005 and 2004, respectively.
Results of operations
      The following summarized unaudited pro forma results of operations for fiscal 2004 and 2003, assumes that the Blue Rhino contribution had occurred as of the beginning of the periods presented. These unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of (i) the results that would have occurred if Ferrellgas, L.P. had completed the Blue Rhino contribution as of the beginning of the periods presented or (ii) the results that will be attained in the future. Items not included in the reported pro forma results of operations for fiscal 2004, are $3.3 million of nonrecurring charges incurred by Blue Rhino Corporation in the period from February 1, 2004 through April 20, 2004, that are directly attributable to the Blue Rhino contribution. Nonrecurring items included in the pro forma results of operations for fiscal 2003 include $2.5 million of income related to net proceeds from a litigation settlement in March 2003.

	For the year ended July 31,

	2004	2003

Revenues	$1,470,529	$1,423,900
Earnings before discontinued operations and cumulative effect of change in accounting principle	$25,663	$75,269
Net earnings	$33,794	$79,087

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

D.	Discontinued operations
      During July 2005, Ferrellgas, L.P. sold its wholesale storage business which consisted of non-strategic storage and terminal assets located in Arizona, Kansas, Minnesota, North Carolina and Utah for $144.0 million in cash, before $1.9 million of fees and expenses. Ferrellgas, L.P. recorded a gain of $97.0 million on the sale. The assets consisted of underground storage facilities and rail and pipeline-to-truck terminals. Ferrellgas, L.P. considers the sale of these assets to be discontinued operations. Therefore, in accordance with SFAS No. 144, Ferrellgas, L.P. has reported results of operations from these assets as discontinued operations for all periods presented on the consolidated statements of earnings. The related assets and liabilities included in this sale have been reclassified as current and noncurrent assets and liabilities of discontinued operations on the fiscal 2004 consolidated balance sheet
      Earnings from discontinued operations consist of the following:

	For the Year Ended July 31,

	2005	2004	2003

Total revenues	$89,339	$70,995	$55,961
Cost of product sold (exclusive of depreciation, shown with amortization below)	77,407	59,441	46,116

Gross profit	11,932	11,554	9,845
Operating expense	2,506	2,362	2,306
Depreciation and amortization expense	1,189	1,004	921
Equipment lease expense	22	22	18
Loss on disposal of assets and other	(36)	35	—

Earnings before income taxes, discontinued operations and cumulative effect of change in accounting principle	8,251	8,131	6,600
Gain on sale of discontinued operations	97,001	—	—

Earnings from discontinued operations	$105,252	$8,131	$6,600

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets and liabilities of discontinued operations consist of the following:

July 31,
2004

Current assets of discontinued operations:
Accounts and notes receivable, net	$3,822
Inventories	7,219
Prepaid expenses and other current assets	307

Total current assets of discontinued operations	$11,348

Non-current assets of discontinued operations:
Property, plant and equipment, net	$15,929
Goodwill	31,164
Intangibles assets, net	698
Other assets	277

Total non-current assets of discontinued operations	$48,068

Current liabilities of discontinued operations:
Accounts payable	$2,572
Other current liabilities	4,480

Total current liabilities of discontinued operations	$7,052

Non-current liabilities of discontinued operations:
Other liabilities	$3,479

      In accordance with SFAS 142, goodwill not allocated to discontinued operations was tested for impairment. The results of this test indicate that remaining goodwill is not impaired.

E.	Quarterly distributions of available cash
      Ferrellgas, L.P. makes quarterly cash distributions of all of its “available cash.” Available cash is defined in the partnership agreement of Ferrellgas, L.P. as, generally, the sum of its consolidated cash receipts less consolidated cash disbursements and net changes in reserves established by the general partner for future requirements. Reserves are retained in order to provide for the proper conduct of Ferrellgas, L.P.’s business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters. Distributions are made within 45 days after the end of each fiscal quarter ending October, January, April, and July.
      Distributions by Ferrellgas, L.P. in an amount equal to 100% of its available cash, as defined in its partnership agreement, will be made approximately 99% to Ferrellgas Partners approximately 1% to the general partner.

F.	Supplemental financial statement information
      Inventories consist of:

	2005	2004

Propane gas and related products	$70,380	$62,351
Appliances, parts and supplies	27,363	34,008

	$97,743	$96,359

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Nearly all of these contracts have terms of less than one year and most call for payment based on market prices at the date of delivery. All fixed price contracts have terms of less than 18 months. As of July 31, 2005, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 25.6 million gallons of propane at a fixed price.
      Property, plant and equipment consist of:

	Estimated
	Useful
	Lives	2005	2004

Land	Indefinite	$32,619	$35,144
Land improvements	2-20	10,139	10,182
Buildings and improvements	20	61,192	60,791
Vehicles, including transport trailers	8-20	90,215	89,385
Bulk equipment and district facilities	5-30	96,047	85,888
Tanks and customer equipment	2-30	746,364	732,319
Computer and office equipment	2-5	104,773	88,243
Construction in progress	n/a	8,136	11,658

		1,149,485	1,113,610
Less: accumulated depreciation		382,720	337,103

		$766,765	$776,507

      During fiscal 2005 and 2004, Ferrellgas, L.P. placed in service $6.8 million and $49.0 million of computer software, respectively which will be depreciated using the straight-line method over its estimated useful life of five years.
      Ferrellgas, L.P. capitalized $0.0 million, $0.6 million and $2.2 million of interest expense related to the development of computer software for fiscal 2005, 2004 and 2003, respectively. Depreciation expense totaled $61.3 million, $41.2 million and $28.2 million for fiscal 2005, 2004, and 2003, respectively.
      Other current liabilities consist of:

	2005	2004

Accrued interest	$21,332	$25,994
Accrued payroll	13,816	16,989
Accrued insurance	8,627	6,942
Other	24,513	33,665

	$68,288	$83,590

      Loss on disposal of assets and other consist of:

	For the Year Ended July 31,

	2005	2004	2003

Loss on disposal of assets	$5,543	$6,085	$5,419
Loss on transfer of accounts receivable related to the accounts receivable securitization	5,894	2,454	2,222
Service income related to the accounts receivable securitization	(2,764)	(1,406)	(962)

Loss on disposal of assets and other	$8,673	$7,133	$6,679

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Shipping and handling expenses are classified in the following consolidated statements of earnings line items:

	For the Year Ended July 31,

	2005	2004	2003

Operating expense	$147,942	$136,768	$126,452
Depreciation and amortization expense	6,427	6,396	5,522
Equipment lease expense	20,202	15,232	11,354

	$174,571	$158,396	$143,328

G.	Accounts receivable securitization
      On September 26, 2000, Ferrellgas, L.P. entered into an accounts receivable securitization facility. As part of this renewable 364-day facility, Ferrellgas, L.P. transfers an interest in a pool of its trade accounts receivable to Ferrellgas Receivables, a wholly-owned unconsolidated, special purpose entity, which sells its interest to a commercial paper conduit. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectibility of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned unconsolidated, qualifying special purpose entity in order to facilitate the transaction and to comply with Ferrellgas L.P.’s various debt covenants. If the covenants are compromised, funding from the facility would be restricted or suspended, or its costs could increase. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables. Ferrellgas, L.P. renewed the facility with JP Morgan Chase Bank, N.A. for an additional 364-day commitment on June 7, 2005.
      Ferrellgas, L.P. transfers certain of its trade accounts receivable to Ferrellgas Receivables and retains an interest in a portion of these transferred receivables. As these transferred receivables are subsequently collected and the funding from the accounts receivable securitization facility is reduced, Ferrellgas, L.P.’s retained interest in these receivables is reduced. The accounts receivable securitization facility consisted of the following items:

	2005	2004

Retained interest	$15,710	$5,153
Accounts receivable transferred	$82,500	$27,125
      The retained interest was classified as accounts and notes receivable on the consolidated balance sheets. The operating partnership had the ability to transfer, at its option, an additional $5.1 million of its trade accounts receivable at July 31, 2005.
      Other accounts receivable securitization disclosures consist of the following items:

	For the Year Ended July 31,

	2005	2004	2003

Net non-cash activity	$1,101	$664	$1,807
Bad debt expense	$466	$289	$324
Weighted average discount rate used to value retained interest	4.3%	2.0%	1.6%
Average collection cycle days	45	45	45
      The net non-cash activity reported in the consolidated statements of earnings approximate the financing cost of issuing commercial paper backed by these accounts receivable plus an allowance for doubtful accounts associated with the outstanding receivables transferred to Ferrellgas Receivables.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

H.	Goodwill and intangible assets, net
      Goodwill and intangible assets, net consist of:

	July 31, 2005			July 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

GOODWILL, NET	$234,142	—	$234,142	$230,604	—	$230,604
INTANGIBLE ASSETS, NET
Amortized intangible assets
Customer lists	$335,557	$(155,281)	$180,276	$324,567	$(139,679)	$184,888
Non-compete agreements	34,270	(21,803)	12,467	71,697	(56,468)	15,229
Other	5,470	(2,010)	3,460	6,289	(979)	5,310

	375,297	(179,094)	196,203	402,553	(197,126)	205,427
Unamortized intangible assets
Tradenames & trademarks	59,074	—	59,074	59,000	—	59,000

Total intangible assets, net	$434,371	$(179,094)	$255,277	$461,553	$(197,126)	$264,427

      During fiscal 2005, Ferrellgas, L.P. acquired $4.0 million of goodwill resulting from the Kamps acquisition. Goodwill decreased $0.5 million primarily due to final valuation adjustments of property, plant and equipment received in the Blue Rhino contribution. Goodwill decreased $31.2 million due to goodwill assigned to discontinued operations. See Note C — Business combinations — and Note D — Discontinue operations — for further discussion about these transactions.
      Customer lists have estimated lives of 15 years, while non-compete agreements have estimated lives ranging from two to 10 years. Other intangible assets have estimated lives ranging from two to 10 years. Ferrellgas L.P. intends to utilize all acquired trademarks and tradenames and does not believe there are any legal, regulatory, contractual, competitive, economical or other factors that would limit their useful lives. Therefore, trademarks and tradenames have indefinite useful lives.

Aggregate amortization expense:

For the year ended July 31,

2005	$22,987
2004	15,893
2003	12,539
     Estimated amortization expense:

For the year ended July 31,

2006	$21,550
2007	20,050
2008	18,103
2009	17,063
2010	16,043

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

I.	Long-term debt
      Long-term debt consists of:

	2005	2004

Senior notes
Fixed rate, Series A, 7.16% due 2005(1)	$—	$109,000
Fixed rate, Series B-E, 7.16% due 2006-2013(2)	241,000	241,000
Fixed rate, 8.87%, due 2006-2009(3)	184,000	184,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $791 and $882 at 2005 and 2004, respectively(4)	249,209	249,118
Credit agreement, variable interest rates, expiring 2010	—	92,900
Notes payable, 7.2% and 7.3% weighted average interest rates in 2005 and 2004, respectively, due 2005 to 2011, net of unamortized discount of $747 and $1,304 at 2005 and 2004, respectively	6,440	9,014
Capital lease obligations	220	469

	680,869	885,501
Less: current portion, included in other current liabilities on the consolidated balance sheets	2,502	2,839

	$678,367	$882,662

(1)	Ferrellgas, L.P. fixed rate senior notes, issued in August 1998, are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amounts of $109.0 million due on August 1, 2005, was retired on July 29, 2005. Prepayment penalties associated with this transaction were not significant.

(2)	Ferrellgas, L.P. fixed rate senior notes, issued in August 1998, are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series B, C, D and E notes shall be due on August 1, 2006, 2008, 2010, and 2013, respectively. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(3)	Ferrellgas, L.P. fixed rate senior notes, issued in February 2000, are general unsecured obligations of Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount of the series A, B and C notes are due on August 1, 2006, 2007 and 2009, respectively. In general, Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.

(4)	On Ferrellgas, L.P. fixed rate senior notes, issued in April 2004 are general unsecured obligations of the Ferrellgas, L.P. and rank on an equal basis in right of payment with all senior indebtedness of Ferrellgas, L.P. and senior to all subordinated indebtedness of Ferrellgas, L.P. The outstanding principal amount is due on May 1, 2014. In general, the Ferrellgas, L.P. does not have the option to prepay the notes prior to maturity without incurring prepayment penalties.
      On April 22, 2005, Ferrellgas, L.P. entered into a $330.0 million bank credit facility, which replaced the $307.5 million bank credit facility that was to expire on April 28, 2006. The $330.0 million bank credit facility is available for working capital, acquisitions, capital expenditures, long-term debt repayments, and general partnership purposes and will terminate on April 22, 2010, unless extended or renewed. The new bank credit

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
facility has a letter of credit sub-facility with availability of $90.0 million. As of July 31, 2005, Ferrellgas, L.P. had borrowings of $19.8 million, classified as short-term borrowings on the consolidated balance sheet, at a weighted average interest rate of 6.25%, on the $330.0 million bank credit facility. As of July 31, 2004, Ferrellgas, L.P. had borrowings of $92.9 million classified as long-term debt on the consolidated balance sheet that was used to fund capital expenditures.
      The borrowings under the $330.0 million bank credit facility bear interest, at Ferrellgas L.P.’s option, at a rate equal to either:

•	the base rate, which is defined as the higher of the federal funds rate plus 0.50% or Bank of America’s prime rate (as of July 31, 2005, the federal funds rate and Bank of America’s prime rate were 3.31% and 6.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.50% to 2.50% (as of July 31, 2005, the one-month Eurodollar Rate was 3.46%).
      In addition, an annual commitment fee is payable on the daily unused portion of the $330 million bank credit facility at a per annum rate varying from 0.375% to 0.500% (as of July 31, 2005, the commitment fee per annum rate was 0.500%).
      Letters of credit outstanding, used primarily to secure obligations under certain insurance arrangements, and to a lesser extent, risk management activities and product purchases, totaled $53.0 million and $55.3 million at July 31, 2005 and 2004, respectively. At July 31, 2005, Ferrellgas, L.P. had $257.2 million of funding available. Ferrellgas, L.P. incurred commitment fees of $0.9 million, $0.6 million and $0.5 million in fiscal 2005, 2004 and 2003, respectively.
      On April 20, 2004, subsidiaries of Ferrellgas, L.P. completed a private placement of $250.0 million in principal amount of 6.75% senior notes due 2014 at a price of 99.637% per note. Interest on the senior notes is payable semi-annually in arrears on May 1 and November 1 of each year. In the offering, the subsidiaries of Ferrellgas, L.P. received proceeds, net of underwriting discounts and commissions, of $243.5 million. The subsidiaries then merged into Ferrellgas, L.P. and Ferrellgas Finance Corp., a subsidiary of Ferrellgas, L.P., on April 20, 2004 with Ferrellgas, L.P. and Ferrellgas Finance Corp. assuming the payment obligation of the notes. The proceeds of the notes were used to pay a portion of the merger consideration assumed by Ferrellgas, L.P. of $17.00 per share to the then former common stockholders of Blue Rhino Corporation in connection with the contribution of Blue Rhino to Ferrellgas, L.P. by an affiliate of the general partner. See additional discussion about the Blue Rhino contribution in Note C — Business combinations.
      The senior notes and the bank credit facility agreement contain various restrictive covenants applicable to Ferrellgas, L.P. and its subsidiaries, the most restrictive relating to additional indebtedness. In addition, Ferrellgas, L.P. is prohibited from making cash distributions if a default or event of default exists or would exist upon making such distribution, or if Ferrellgas, L.P. fails to meet certain coverage tests. As of July 31, 2005, Ferrellgas, L.P. is in compliance with all requirements, tests, limitations and covenants related to these debt agreements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The scheduled annual principal payments on long-term debt are as follows:

Scheduled
Annual
Principal
For the year ended July 31,	Payments

2006	$2,868
2007	59,880
2008	91,402
2009	52,866
2010	73,191
Thereafter	402,200

Total	$682,407

      The carrying amount of short-term financial instruments approximates fair value because of the short maturity of the instruments. The estimated fair value of Ferrellgas, L.P.’s long-term debt instruments was $705.7 million and $888.9 million as of July 31, 2005 and 2004, respectively. The fair value is estimated based on quoted market prices.

J.	Partner’s capital
      Partner’s capital consists of a 98.9899% limited partner interest held by Ferrellgas Partners and a 1.0101% general partner interest held by the general partner. Limited partner interests in Ferrellgas L.P. give the holder thereof the right to participate in distributions made by Ferrellgas L.P. and to exercise the other rights and privileges available to such holders under the Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P. dated April 7, 2004. Limited partner interests in Ferrellgas, L.P. are not represented by units and, under the terms of the OLP Partnership Agreement, give the holder thereof limited voting rights on matters affecting the business of Ferrellgas, L.P.
      During fiscal 2005, Ferrellgas, L.P. received cash contributions totaling $140.0 million and net asset contributions totaling $7.1 million from Ferrellgas Partners and the general partner. Ferrellgas, L.P. used the net proceeds to reduce borrowings outstanding under its bank credit facility and general partnership purposes.
      During April 2004, in connection with the Blue Rhino contribution and related transactions, Ferrellgas Partners made a cash contribution of $192.5 million and a non-cash contribution of $9.8 million. See additional discussion about the Blue Rhino contribution in Note C — Business combinations. On June 10, 2004, Ferrellgas Partners made a capital contribution of $51.0 million in cash to Ferrellgas, L.P. and these proceeds were used to reduce borrowings outstanding under its bank credit facility. On December 1, 2003, Ferrellgas Partners made a capital contribution of $37.9 million in cash to Ferrellgas, L.P. and these proceeds were used to reduce borrowings outstanding under its bank credit facility and for general partnership purposes, including the repayment of debt incurred to fund prior acquisitions.
      During fiscal 2003, Ferrellgas, L.P. received a cash contribution totaling $17.8 million and a net asset contribution of $42.2 million from Ferrellgas Partners and the general partner. See Note C — Business combinations — for further discussion of the net asset transaction.

K.	Derivatives
      SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Hedging Activities,” requires all derivatives (with certain exceptions), whether designated in hedging relationships or not, to be recorded on the consolidated balance sheets at fair value. Ferrellgas, L.P. records changes in the fair value of positions qualifying as cash flow hedges in accumulated other comprehensive income and changes in the fair value of other positions in the consolidated statements of earnings. Ferrellgas L.P.’s overall objective for entering into derivative contracts for the purchase of product is related to hedging, risk reduction and to anticipate market movements. Fair value hedges are derivative financial instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof attributable to a particular risk. Cash flow hedges are derivative financial instruments that hedge the exposure to variability in expected future cash flows attributable to a particular risk. Ferrellgas, L.P. uses cash flow hedges to manage exposures to product purchase price risk.
      Fluctuations in the wholesale cost of propane expose Ferrellgas, L.P. to purchase price risk. Ferrellgas, L.P. purchases propane at various prices that are eventually sold to its customers, exposing Ferrellgas, L.P. to future product price fluctuations. Also, certain forecasted transactions expose Ferrellgas, L.P. to purchase price risk. Ferrellgas, L.P. monitors its purchase price exposures and utilizes product hedges to mitigate the risk of future price fluctuations. Propane is the only product hedged with the use of product hedge positions. Ferrellgas, L.P. uses derivative contracts to hedge a portion of its forecasted purchases for up to 18 months in the future. These derivatives are designated as cash flow hedging instruments. Because these derivatives are designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income (“OCI”) and are recognized in the consolidated statements of earnings when the forecasted transaction impacts earnings. As of July 31, 2005, Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the consolidated statement of partners’ capital.

	2005	2004

Fair value adjustment classified as OCI	$70	$1,911
Reclassification of net gains to statement of earnings	$(1,772)	$(139)
      Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in cost of product sold. During fiscal 2005, 2004, and 2003, Ferrellgas, L.P., did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges. The fair value of the derivatives related to purchase price risk is classified on the consolidated balance sheets as inventories.
      Through its risk management trading activities, Ferrellgas, L.P., also purchases and sells derivatives that are not designated as accounting hedges to manage other risks associated with commodity prices. The types of contracts utilized in these activities include energy commodity forward contracts, options and swaps traded on the over-the-counter financial markets, and futures and options traded on the New York Mercantile Exchange. Ferrellgas, L.P., utilizes published settlement prices for exchange traded contracts, quotes provided by brokers and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. The changes in fair value of these risk management trading activities are recognized as they occur in cost of product sold in the consolidated statements of earnings. During fiscal 2005, 2004 and 2003, Ferrellgas, L.P., recognized risk management trading gains (losses) related to derivatives not designated as accounting hedges of $(9.7) million, $0.5 million, and $5.9 million, respectively.
      Estimates related to Ferrellgas, L.P.’s risk management trading activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. Assuming a hypothetical 10% adverse change in prices for the delivery month of all energy commodities, the potential loss in future earnings of such a change was estimated at $0.0 million for risk management trading activities as of July 31, 2005. For other risk management activities, the potential loss in future earnings was estimated at $0.3 million at July 31, 2005. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the change in the unrealized fair value of contracts from risk management trading activities for fiscal 2005, 2004 and 2003.

	For the Year Ended July 31,

	2005	2004	2003

Net fair value of contracts outstanding at the beginning of the period	$424	$(1,718)	$(4,569)
Contracts outstanding at the beginning of the period that were realized or otherwise settled during the period	(9,672)	458	5,921
Fair value of new contracts entered into during the period	9,364	1,684	(3,070)

Unrealized gains (losses) in fair value of contracts	$116	$424	$(1,718)

      The following table summarizes the maturity of these contracts for the valuation methodologies Ferrellgas, L.P. utilized as of July 31, 2005 and 2004. This table summarizes the contracts where settlement had not yet occurred.

	Fair Value of Contracts at
	Period-End

		Maturity
		Greater Than
	Maturity	1 Year and
	Less Than	Less Than 18
Source of Fair Value	1 Year	Months

Prices provided by external sources	$116	$—

Unrealized gains in fair value of contracts outstanding at July 31, 2005	$116	$—

Prices actively quoted	$151	$—
Prices provided by external sources	273	—

Unrealized gains in fair value of contracts outstanding at July 31, 2004	$424	$—

      The following table summarizes the gross transaction volumes in barrels (one barrel equals 42 gallons) for risk management trading contracts that were physically settled for the years ended July 31, 2005, 2004 and 2003:

(In thousands)
For the year ended July 31, 2005	10,717
For the year ended July 31, 2004	18,206
For the year ended July 31, 2003	13,805
      Ferrellgas, L.P. also uses forward contracts, not designated as accounting hedges under SFAS No. 133, to help reduce the price risk related to sales made to its propane customers. These forward contracts meet the requirement to qualify as normal purchases and normal sales as defined in SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, and thus are not adjusted to fair market value.

L.	Transactions with related parties

General and administrative expenses
      Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs include compensation and benefits paid to

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employees of the general partner who perform services on Ferrellgas, L.P.’s behalf, as well as general and administrative costs, and are as follows:

	For the Year Ended July 31,

	2005	2004	2003

Reimbursable costs	$231,635	$211,502	$201,333

Partnership distributions paid
      Ferrellgas, L.P. paid to Ferrellgas Partners and the general partner distributions of $139.7 million, $111.0 million and $101.2 million, respectively, during fiscal 2005, 2004 and 2003. Ferrellgas, L.P. paid general partner distributions of $1.4 million, $1.1 million and $1.0 million, respectively, during fiscal 2005, 2004 and 2003. On August 22, 2005, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $30.4 million and $0.3 million, respectively, that was paid on September 14, 2005.

Operations
      Ferrell International Limited (“Ferrell International”) is beneficially owned by Mr. Ferrell and thus is an affiliate. Ferrellgas, L.P. enters into transactions with Ferrell International in connection with Ferrellgas, L.P.’s risk management activities and does so at market prices in accordance with Ferrellgas, L.P.’s affiliate trading policy approved by the general partner’s Board of Directors. These transactions include forward, option and swap contracts and are all reviewed for compliance with the policy. Ferrellgas also provides limited accounting services for Ferrell International. Ferrellgas, L.P. recognized the following net receipts (disbursements) from purchases, sales and commodity derivative transactions and from providing limited accounting services to Ferrell International:

	For the Year Ended July 31,

	2005	2004	2003

Net receipts (disbursements)	$(2,699)	$328	$(245)
Receipts from providing accounting services	40	40	40
      These net purchases, sales and commodity derivative transactions with Ferrell International are classified as cost of product sold on the consolidated statements of earnings. There were no amounts due from or due to Ferrell International at July 31, 2005.
      See additional discussions about transactions with related parties in Note J  — Partners’ capital.

M.	Contingencies and commitments

Litigation
      Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt-related commitments
      Ferrellgas, L.P. has long and short-term payment obligations under agreements such as senior notes and credit facilities. See Note I — Long-term debt — for a description of these debt obligations and a schedule of future maturities.

Operating lease commitments and buyouts
      Ferrellgas, L.P. leases certain property, plant and equipment under noncancelable and cancelable operating leases. Amounts shown in the table below represent minimum lease payment obligations under Ferrellgas, L.P.’s third-party operating leases with terms in excess of one year for the periods indicated. These arrangements include the leasing of transportation equipment, property, computer equipment and propane tanks. Ferrellgas, L.P. accounts for these arrangements as operating leases.
      FASB Financial Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires recognition of a liability for the fair value of guarantees issued after December 31, 2002. The only material guarantees Ferrellgas, L.P. has are associated with residual value guarantees of operating leases. Most of the operating leases involving Ferrellgas, L.P.’s transportation equipment contain residual value guarantees. These transportation equipment lease arrangements are scheduled to expire over the next seven fiscal years. Most of these arrangements provide that the fair value of the equipment will equal or exceed a guaranteed amount, or Ferrellgas, L.P. will be required to pay the lessor the difference. The fair value of these residual value guarantees entered into after December 31, 2002 was $1.5 million as of July 31, 2005. Although the fair values at the end of the lease terms have historically exceeded these guaranteed amounts, the maximum potential amount of aggregate future payments Ferrellgas, L.P. could be required to make under these leasing arrangements, assuming the equipment is worthless at the end of the lease term, is currently $13.1 million. Ferrellgas, L.P. does not know of any event, demand, commitment, trend or uncertainty that would result in a material change to these arrangements.
      Operating lease buyouts represent the maximum amount Ferrellgas, L.P. would pay if it were to exercise its right to buyout the assets at the end of their lease term.
      The following table summarizes Ferrellgas, L.P.’s contractual operating lease commitments and buyout obligations as of July 31, 2005:

	Future Minimum Rental and Buyout Amounts by Fiscal Year

	2006	2007	2008	2009	2010	Thereafter

Operating lease obligations	$32,630	$27,365	$22,310	$15,687	$10,151	$19,383
Operating lease buyouts	$4,857	$7,395	$2,610	$6,261	$2,105	$6,114
Capital lease obligations	$147	$33	$27	$30	$—	$—
      Certain property and equipment is leased under noncancelable operating leases, which require fixed monthly rental payments and which expire at various dates through 2024. Rental expense under these leases totaled $40.9 million, $27.0 million, and $30.0 million for fiscal 2005, 2004, and 2003, respectively.

N.	Employee benefits
      Ferrellgas, L.P. has no employees and is managed and controlled by its partners. Ferrellgas, L.P. assumes all liabilities, which include specific liabilities related to the following employee benefit plans for the benefit of the officers and employees of the general partner.
      Ferrell Companies makes contributions to the ESOT, which causes a portion of the shares of Ferrell Companies owned by the ESOT to be allocated to employees’ accounts over time. The allocation of Ferrell

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Companies’ shares to employee accounts causes a non-cash compensation charge to be incurred by Ferrellgas, L.P., equivalent to the fair value of such shares allocated. This non-cash compensation charge is reported separately in Ferrellgas, L.P.’s consolidated statements of earnings and thus excluded from operating and general and administrative expenses. The non-cash compensation charge was $12.3 million, $7.9 million, and $6.8 million during fiscal 2005, 2004, and 2003, respectively. The non-cash compensation charge increased during fiscal 2005 due to additional shares being allocated to employee accounts in lieu of the suspension of matching cash contributions to employees’ 401(k) accounts from February 1, 2005 to July 31, 2005, as well as an increase in the fair value of the Ferrell Companies shares allocated to employees. The non-cash compensation charge increased during fiscal 2004 primarily due to the increase in the fair value of the Ferrell Companies shares allocated to employees. Ferrellgas, L.P. is not obligated to fund or make contributions to the ESOT.
      The general partner and its parent, Ferrell Companies, have a defined contribution profit-sharing plan which includes both profit sharing and matching contributions. The plan covers substantially all employees with more than one year of service. With the establishment of the ESOP in July 1998, Ferrellgas, L.P. suspended future contributions to the profit sharing plan beginning with fiscal 1998. The plan, which qualifies under section 401(k) of the Internal Revenue Code, also provides for matching contributions under a cash or deferred arrangement based upon participant salaries and employee contributions to the plan. Matching contributions for fiscal 2005, 2004, and 2003, were $1.6 million, $3.1 million, and $2.9 million, respectively, under the 401(k) provisions. Ferrellgas, L.P. suspended matching contributions from February 1, 2005 through July 31, 2005. On August 1, 2005, Ferrellgas, L.P. reinstated the matching contributions to employees’ 401(k) accounts.
      The general partner has a defined benefit plan that provides participants who were covered under a previously terminated plan with a guaranteed retirement benefit at least equal to the benefit they would have received under the terminated plan. Until July 31, 1999, benefits under the terminated plan were determined by years of credited service and salary levels. As of July 31, 1999, years of credited service and salary levels were frozen. The general partner’s funding policy for this plan is to contribute amounts deductible for Federal income tax purposes and invest the plan assets primarily in corporate stocks and bonds, U.S. Treasury bonds and short-term cash investments. During fiscal 2005, 2004 and 2003, other comprehensive income and other liabilities were adjusted by $(0.3) million, $(0.9) million and $(0.7) million, respectively, because the accumulated benefit obligation of this plan exceeded the fair value of plan assets.

O.	Unit options of Ferrellgas Partners and stock options of Ferrell Companies
      The unit option plan is authorized to issue options covering up to 1.35 million common units to employees of the general partner or its affiliates. The unit option plan is intended to meet the requirements of the New York Stock Exchange equity holder approval policy for option plans not approved by the equity holders of a company, and thus approval of the plan from the unitholders of Ferrellgas Partners was not required. The Board of Directors of the general partner administers the unit option plan, authorizes grants of unit options thereunder and sets the unit option price and vesting terms of unit options in accordance with the terms of the unit option plan. No single officer or director of the general partner may acquire more than 314,895 common

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
units under the unit option plan. In general, the options currently outstanding under the unit option plan vest over a five-year period, and expire on the tenth anniversary of the date of the grant.

	Number of	Weighted Average
	Units	Exercise Price

Outstanding, August 1, 2002	1,075,400	18.15
Exercised	(368,900)	18.05
Forfeited	(2,400)	18.80

Outstanding, July 31, 2003	704,100	18.20
Exercised	(233,924)	18.08
Forfeited	—	—

Outstanding, July 31, 2004	470,176	18.26
Exercised	(26,450)	17.91
Forfeited	(99,050)	17.28

Outstanding, July 31, 2005	344,676	18.52

Options exercisable, July 31, 2005	313,526	18.38

Options exercisable, July 31, 2004	245,776	18.52

Options exercisable, July 31, 2003	364,300	18.43

Options Outstanding at
July 31, 2004

Range of option exercise prices at end of year	$16.80-$21.67
Weighted average remaining contractual life	4.5 Years
      The ICP was established by Ferrell Companies to allow upper middle and senior level managers of the general partner to participate in the equity growth of Ferrell Companies. The ICP stock options vest ratably over periods ranging from 5 to 12 years or 100% upon a change of control of Ferrell Companies, or the death, disability or retirement at the age of 65 of the participant. Vested options are exercisable in increments based on the timing of the payoff of Ferrell Companies’ debt, but in no event later than 20 years from the date of issuance.

P.	Quarterly data (unaudited)
      The following summarized unaudited quarterly data includes all adjustments (consisting only of normal recurring adjustments), which Ferrellgas, L.P. considers necessary for a fair presentation. Due to the seasonality of the propane distribution industry, first and fourth quarter revenues, gross profit and net earnings are consistently less than the second and third quarter results. Other factors affecting the results of operations include competitive conditions, demand for product, timing of acquisitions, variations in the weather and fluctuations in propane prices. The Blue Rhino contribution completed in April 2004 had a significant impact on the comparability of the 2004 to 2005 quarterly information provided below. Additionally, all periods presented have been adjusted to reflect the reclassification of discontinued operations.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended July 31, 2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$343,772	$621,891	$492,101	$296,350
Gross profit (exclusive of depreciation, shown with amortization)	112,540	217,267	177,750	106,259
Earnings (loss) from continuing operations before discontinued operations	(31,022)	60,263	24,595	(44,708)
Earnings from discontinued operations (including gain on sale of $97,001)	1,803	3,633	1,799	98,017
Net earnings (loss)	(29,219)	63,896	26,394	53,309
For the year ended July 31, 2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$241,489	$453,337	$370,008	$243,552
Gross profit (exclusive of depreciation, shown with amortization)	93,937	189,842	153,947	104,256
Earnings (loss) from continuing operations before discontinued operations	(15,137)	68,399	32,187	(44,039)
Earnings from discontinued operations	1,446	4,209	1,048	1,428
Net earnings (loss)	(13,691)	72,608	33,235	(42,611)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Ferrellgas Finance Corp.
Overland Park, Kansas
      We have audited the accompanying balance sheets of Ferrellgas Finance Corp. (a wholly owned subsidiary of Ferrellgas, L.P. referred to as the “Company”) as of July 31, 2005 and 2004, and the related statements of earnings, stockholder’s equity, and cash flows for each of the three years in the period ended July 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Kansas City, Missouri
October 11, 2005

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
BALANCE SHEETS

	July 31,

	2005	2004

ASSETS
Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY
Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000
Additional paid in capital	1,345	929
Accumulated deficit	(1,345)	(929)

Total stockholder’s equity	$1,000	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF EARNINGS

	For the	For the	From
	Year Ended	Year Ended	Inception to
	July 31,	July 31,	July 31,
	2005	2004	2003

Revenues	$—	$—	$—
General and administrative expense	416	414	515

Net loss	$(416)	$(414)	$(515)

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional		Total
			Paid in	Accumulated	Stockholder’s
	Shares	Dollars	Capital	Deficit	Equity

January 16, 2003	—	$—	$—	$—	$—
Initial capitalization	1,000	1,000	—	—	1,000
Capital contribution	—	—	515	—	515
Net loss	—	—	—	(515)	(515)

July 31, 2003	1,000	1,000	515	(515)	1,000
Capital contribution	—	—	414	—	414
Net loss	—	—	—	(414)	(414)

July 31, 2004	1,000	1,000	929	(929)	1,000
Capital contribution	—	—	416	—	416
Net loss	—	—	—	(416)	(416)

July 31, 2005	1,000	$1,000	$1,345	$(1,345)	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
STATEMENTS OF CASH FLOWS

	For the	For the	From
	Year Ended	Year Ended	Inception to
	July 31,	July 31,	July 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(416)	$(414)	$(515)

Cash used by operating activities	(416)	(414)	(515)

Cash flows from financing activities:
Capital contribution	416	414	1,515

Cash provided by financing activities	416	414	1,515

Change in cash	—	—	1,000
Cash — beginning of year	1,000	1,000	—

Cash — end of year	$1,000	$1,000	$1,000

See notes to financial statements.

FERRELLGAS FINANCE CORP.
(a wholly-owned subsidiary of Ferrellgas, L.P.)
NOTES TO FINANCIAL STATEMENTS

A.	Formation
      Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P. (the “Partnership”). The Partnership contributed $1,000 to the Finance Corp. on January 24, 2003 in exchange for 1,000 shares of common stock.

B.	Commitment
      On April 20, 2004 the Partnership issued $250.0 million of 6 3/4% senior notes due 2014. The Partnership may redeem up to 35% of the aggregate principal amount of the notes on or prior to May 1, 2007 with the net proceeds from specified equity offerings. We may also redeem some or all of the notes at any time on or after May 1, 2009. The Financial Corp. servers as co-obligator for the senior notes.

C.	Income Taxes
      Income taxes have been computed as though the Finance Corp. files its own income tax return. Deferred income taxes are provided as a result of temporary differences between financial and tax reporting using the asset/liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Due to the inability of the Finance Corp. to utilize the deferred tax benefit of $523 associated with the current year net operating loss carryforward of $1,345, which expires at various dates through July 31, 2025, a valuation allowance has been provided on the full amount of the deferred tax asset. Accordingly, there is no net deferred tax benefit for fiscal 2005, 2004 and 2003, and there is no net deferred tax asset as of July 31, 2005 and 2004.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Ferrellgas Partners, L.P. and Subsidiaries
Schedule I	Parent Only Balance Sheets as of July 31, 2005 and 2004 and Statements of Earnings and Cash Flows for the years ended July 31, 2005, 2004 and 2003	S-2
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2005, 2004 and 2003	S-5
Ferrellgas, L.P. and Subsidiaries
Schedule II	Valuation and Qualifying Accounts for the years ended July 31, 2005, 2004 and 2003	S-6

Schedule I
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
BALANCE SHEETS
(In thousands, except unit data)

	July 31,

	2005	2004

ASSETS
Cash and cash equivalents	$314	$1,677
Prepaid expenses and other current assets	740	737
Investment in Ferrellgas, L.P.	602,836	470,776
Other assets, net	3,648	4,771

Total assets	$607,538	$477,961

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable	$—	$147
Other current liabilities	3,247	4,723
Long term debt	270,610	270,989
Other liabilities	3	3
Partners’ capital
Senior unitholder (0 and 1,994,146 units outstanding and liquidation preference $0 and $79,766 at 2005 and 2004, respectively)	—	79,766
Common unitholders (60,134,054 and 48,772,875 units outstanding in 2005 and 2004, respectively)	390,422	178,994
General partner (607,415 and 512,798 units outstanding at 2005 and 2004, respectively)	(56,132)	(57,391)
Accumulated other comprehensive income (loss)	(612)	730

Total partners’ capital	333,678	202,099

Total liabilities and partners’ capital	$607,538	$477,961

Schedule I
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF EARNINGS
(In thousands)

	For the Year Ended July 31,

	2005	2004	2003

Equity in earnings of Ferrellgas, L.P.	$114,380	$49,541	$82,573
Operating expense	326	266	435

Operating income	114,054	49,275	82,138
Interest expense	(23,798)	(20,296)	(18,205)
Interest income	3	—	10
Early extinguishment of debt expense	—	—	(7,052)
Other income (expense)	(290)	71	(142)

Net earnings	$89,969	$29,050	$56,749

Schedule I
FERRELLGAS PARTNERS, L.P.
PARENT ONLY
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended July 31,

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$89,969	$29,050	$56,749
Early extinguishment of debt expenses	—	0	1,854
Reconciliation of net earnings to net cash used in operating activities:
Other	(613)	1,232	1,202
Equity in earnings of Ferrellgas, L.P.	(114,380)	(49,541)	(82,573)

Net cash used in operating activities	(25,024)	(19,259)	(22,768)

Cash flows from investing activities:
Distributions received from Ferrellgas, L.P.	139,657	110,958	101,200
Business acquisitions, net of cash acquired	(125)	—	(32,000)
Cash contributed to Ferrellgas, L.P.	(138,539)	(281,437)	(17,576)

Net cash provided by (used in) investing activities	993	(170,479)	51,624

Cash flows from financing activities:
Distributions	(116,007)	(91,882)	(84,729)
Proceeds from issuance of debt	—	51,625	219,680
Principal payments on debt	—	(8,454)	(160,000)
Cash paid for financing costs	(82)	(690)	(5,342)
Issuance of common units, net of issuance costs of $569, $676 and $195 in 2005, 2004 and 2003, respectively	136,824	236,029	26,153
Redemption of senior units	—	—	(31,522)
Proceeds from exercise of common unit options	472	4,223	6,725
Other	1,461	226	124

Net cash provided by (used in) financing activities	22,668	191,077	(28,911)

Increase (decrease) in cash and cash equivalents	(1,363)	1,339	(55)
Cash and cash equivalents — beginning of year	1,677	338	393

Cash and cash equivalents — end of year	$314	$1,677	$338

Schedule II
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to		Deductions	Balance
	Beginning	Cost/	Other	(Amounts	at End
Description	of Period	Expenses	Additions	Charged-Off)	of Period

Year ended July 31, 2005
Allowance for doubtful accounts	$2,523	$2,850	$0	$(1,609)	$3,764
Year ended July 31, 2004
Allowance for doubtful accounts	$2,672	$2,421	$0	$(2,570)	$2,523
Year ended July 31, 2003
Allowance for doubtful accounts	$1,467	$4,106	$0	$(2,901)	$2,672

Schedule II
FERRELLGAS, L.P. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to		Deductions	Balance
	Beginning	Cost/	Other	(Amounts	at End
Description	of Period	Expenses	Additions	Charged-Off)	of Period

Year ended July 31, 2005
Allowance for doubtful accounts	$2,523	$2,850	$0	$(1,609)	$3,764
Year ended July 31, 2004
Allowance for doubtful accounts	$2,672	$2,421	$0	$(2,570)	$2,523
Year ended July 31, 2003
Allowance for doubtful accounts	$1,467	$4,106	$0	$(2,901)	$2,672

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Contribution Agreement dated February 8, 2004, by and among FCI Trading Corp., Ferrellgas, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 12, 2004.
3.1	Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed February 18, 2003.
3.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed March 8, 2005.
3.3	Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 30, 2005.
3.4	Certificate of Incorporation for Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.5	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to the same numbered Exhibit to our Quarterly Report on Form 10-Q filed June 13, 1997.
3.6	Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed April 22, 2004.
3.7	Certificate of Incorporation of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
3.8	Bylaws of Ferrellgas Finance Corp. Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Ferrellgas Partners, L.P. filed February 18, 2003.
4.1	Specimen Certificate evidencing Common Units representing Limited Partner Interests (contained in Exhibit 3.1 hereto as Exhibit A thereto).
4.2	Indenture, dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 24, 2002.
4.3	Indenture, dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 22, 2004.
4.4	Ferrellgas, L.P., Note Purchase Agreement, dated as of July 1, 1998, relating to: $109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed October 29, 1998.
4.5	Ferrellgas, L.P., Note Purchase Agreement, dated as of February 28, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $70,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $93,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.6	Registration Rights Agreement, dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed December 29, 2000.
4.7	First Amendment to the Registration Rights Agreement, dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed March 16, 2000.
4.8	Second Amendment to the Registration Rights Agreement, dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 6, 2001.

Exhibit
Number	Description

4.9	Third Amendment to the Registration Rights Agreement, dated as of June 29, 2005, between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report of Form 8-K filed June 30, 2005.
4.10	Representations Agreement, dated as of December 17, 1999, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed December 29, 1999.
4.11	First Amendment to Representations Agreement, dated as of April 6, 2001, by and among Ferrellgas Partners, L.P., Ferrellgas, Inc., Ferrellgas, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 6, 2001.
4.12	Waiver and Acknowledgement of No Material Event dated November 20, 2003, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 24, 2003.
4.13	Extension of Waiver and Acknowledgement of No Material Event dated February 25, 2004, by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas, Inc. and JEF Capital Management, Inc. incorporated by reference to Exhibit 4.11 to our Quarterly Report on Form 10-Q filed on March 10, 2004.
4.14	Extension of Waiver and Acknowledgement of No Material Event dated June 9, 2005 by and among Ferrellgas Partners, L.P., Ferrellgas, L.P., Ferrellgas Inc. and JEF Capital Management, Inc. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 10, 2005.
10.1	Fourth Amended and Restated Credit Agreement, dated as of December 10, 2002, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed December 11, 2002.
10.2	First Amendment to the Fourth Amended and Restated Credit Agreement, dated as of March 9, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the other financial institutions party. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed April 2, 2004.
10.3	Second Amendment to the Fourth Amended and Restated Credit Agreement, dated as of September 3, 2004, by and among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 13, 2004.
10.4	Third Amendment to the Fourth Amended and Restated Credit Agreement, dated October 26, 2004, among Ferrellgas, L.P., Ferrellgas, Inc., Bank of America National Trust and Savings Association, as agent, and the lenders party to the original agreement. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 5, 2004.
10.5	Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.6	Receivable Interest Sale Agreement, dated as of September 26, 2000, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K filed October 26, 2000.
10.7	First Amendment to the Receivable Interest Sale Agreement dated as of January 17, 2001, by and between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.8	Amendment No. 2 to the Receivable Interest Sale Agreement dated November 1, 2004 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 45, 2004.
10.9	Amendment No. 3 to the Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as Originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

Exhibit
Number		Description

10.10		Receivables Purchase Agreement, dated as of September 26, 2000, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed October 26, 2000.
10.11		First Amendment to the Receivables Purchase Agreement, dated as of January 17, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed March 14, 2001.
10.12		Second Amendment to the Receivables Purchase Agreement dated as of September 25, 2001, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, N.A., main office Chicago, as agent. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed October 25, 2001.
10.13		Third Amendment to the Receivables Purchase Agreement, dated as of September 24, 2002, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed October 23, 2002.
10.14		Fourth Amendment to the Receivables Purchase Agreement, dated as of September 23, 2003, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed October 21, 2003.
10.15		Fifth Amendment to the Receivables Purchase Agreement, dated as of September 21, 2004, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 24, 2004.
10.16		Sixth Amendment to the Receivables Purchase Agreement, dated as of June 7, 2005, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, and Bank One, NA, main office Chicago, as agent. Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed June 8, 2005.
10.21		Agreement and Plan of Merger dated as of February 8, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed February 13, 2004.
10.22		First amendment to the Agreement and Plan of Merger, dated as of March 16, 2004, by and among Blue Rhino Corporation, FCI Trading Corp., Diesel Acquisition, LLC, and Ferrell Companies, Inc. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed April 2, 2004.
10.23		Real Property Contribution Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed June 14, 2004.
10.24		Unit Purchase Agreement, dated February 8, 2004, between Ferrellgas Partners, L.P. and Billy D. Prim. Incorporated by reference to Exhibit 4.5 to our Form S-3 filed May 21, 2004.
10.25		Unit Purchase Agreement dated February 8, 2004, between Ferrellgas Partners, L.P. and James E. Ferrell. Incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed February 12, 2004.
#10	.26	Ferrell Companies, Inc. Supplemental Savings Plan, restated January 1, 2000. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed February 18, 2003.
#10	.27	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 5, 2001.

Exhibit
Number		Description

#10	.28	Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.29	Employment agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed October 29, 1998.
#10	.30	Amended and Restated Employment Agreement, dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.31	Arrangement dated June 4, 2003, between Ron M. Logan, Jr. and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed October 13, 2004.
#10	.32	Arrangement dated February 6, 2004, between Timothy E. Scronce and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed October 13, 2004.
10.33		Asset Purchase Agreement dated as of June 22, 2005 by and among Ferrellgas, L.P., Ferrellgas, Inc. and Enterprise Products Operating L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 23, 2005.
*21	.1	List of subsidiaries
*23	.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners, L.P. for the year ended July 31, 2005.
*23	.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Partners Finance Corp. for the year ended July 31, 2005.
*23	.3	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas, L.P. for the year ended July 31, 2005.
*23	.4	Consent of Deloitte & Touche, LLP, independent registered public accounting firm, for the certain use of its report appearing in the Annual Report on Form 10-K of Ferrellgas Finance Corp. for the year ended July 31, 2005.
*31	.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*31	.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
*32	.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.
*32	.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.
*32	.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.