Form 10-Q
period 2009-04-30
FERRELLGAS FINANCE CORP; FERRELLGAS PARTNERS FINANCE CORP; FERRELLGAS PARTNERS L P; FERRELLGAS L P
filed 2009-06-05
CIK 922360, 1012493, 922358, 922359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file numbers: 001-11331, 333-06693, 000-50182 and 000-50183
Ferrellgas Partners, L.P.
Ferrellgas Partners Finance Corp.
Ferrellgas, L.P.
Ferrellgas Finance Corp.
(Exact name of registrants as specified in their charters)

Delaware	43-1698480
Delaware	43-1742520
Delaware	43-1698481
Delaware	14-1866671

(States or other jurisdictions of	(I.R.S. Employer Identification Nos.)
incorporation or organization)
7500 College Boulevard, Suite 1000, Overland Park, KS 66210
(Address of principal executive offices) (Zip Code)
(913) 661-1500
(Registrants’ telephone number, including area code)
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑ *

*	The registrant has not yet been phased into the interactive data requirements.
Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Ferrellgas Partners, L.P.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Ferrellgas Partners, L.P. and Ferrellgas, L.P.	Yes ☐	No ☑

Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp.	Yes ☑	No ☐
At May 29, 2009, the registrants had common units or shares of common stock outstanding as follows:

Ferrellgas Partners, L.P.	68,178,103	Common Units
Ferrellgas Partners Finance Corp.	1,000	Common Stock
Ferrellgas, L.P.	n/a	n/a
Ferrellgas Finance Corp.	1,000	Common Stock
EACH OF FERRELLGAS PARTNERS FINANCE CORP. AND FERRELLGAS FINANCE CORP. MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1) (A) AND (B) OF FORM 10-Q AND ARE THEREFORE, WITH RESPECT TO EACH SUCH REGISTRANT, FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

FERRELLGAS PARTNERS, L.P.
FERRELLGAS PARTNERS FINANCE CORP.
FERRELLGAS, L.P.
FERRELLGAS FINANCE CORP.
For the quarterly period ended April 30, 2009
FORM 10-Q QUARTERLY REPORT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS. (unaudited)
FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)
(unaudited)

	April 30,	July 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$12,691	$16,614
Accounts and notes receivable, net	168,934	145,081
Inventories	109,998	152,301
Price risk management assets	57	26,086
Prepaid expenses and other current assets	14,626	10,924

Total current assets	306,306	351,006

Property, plant and equipment, net	673,353	685,328
Goodwill	248,939	248,939
Intangible assets, net	214,243	225,273
Other assets, net	18,612	18,685

Total assets	$1,461,453	$1,529,231

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$81,991	$71,348
Short-term borrowings	41,580	125,729
Price risk management liabilities	33,835	7,337
Other current liabilities	252,086	100,517

Total current liabilities	409,492	304,931

Long-term debt	848,295	1,034,719
Other liabilities	19,019	23,237
Contingencies and commitments (Note I)	—	—
Minority interest	5,000	4,220

Partners’ capital:
Common unitholders (68,178,103 and 62,961,674 units outstanding at April 30, 2009 and July 31, 2008, respectively)	270,972	201,618
General partner (688,668 and 635,977 units outstanding at April 30, 2009 and July 31, 2008, respectively)	(57,335)	(58,036)
Accumulated other comprehensive income (loss)	(33,990)	18,542

Total partners’ capital	179,647	162,124

Total liabilities and partners’ capital	$1,461,453	$1,529,231

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per unit data)
(unaudited)

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008

Revenues:
Propane and other gas liquids sales	$461,850	$621,343	$1,546,274	$1,664,734
Other	99,283	90,747	210,558	206,240

Total revenues	561,133	712,090	1,756,832	1,870,974

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	295,881	455,375	1,042,153	1,212,418
Cost of product sold — other	75,714	61,850	136,153	121,232
Operating expense	94,993	93,349	296,920	274,828
Depreciation and amortization expense	20,635	21,443	62,170	63,883
General and administrative expense	8,520	10,947	29,367	33,855
Equipment lease expense	4,282	5,990	14,418	18,484
Employee stock ownership plan compensation charge	1,460	3,447	4,865	9,693
Loss on disposal of assets and other	2,323	2,662	8,924	8,729

Operating income	57,325	57,027	161,862	127,852

Interest expense	(22,027)	(21,214)	(69,090)	(66,351)
Other income (expense), net	(190)	350	(1,351)	1,348

Earnings before income taxes and minority interest	35,108	36,163	91,421	62,849

Income tax expense (benefit)	1,847	572	2,713	(1,452)
Minority interest	397	420	1,079	832

Net earnings	32,864	35,171	87,629	63,469

Net earnings available to general partner unitholder	329	352	876	635

Net earnings available to common unitholders	$32,535	$34,819	$86,753	$62,834

Basic and diluted net earnings available per common unit	$0.48	$0.55	$1.34	$1.00

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

					Accumulated other
	Number of units				comprehensive income (loss)
		General		General		Currency		Total
	Common	partner	Common	partner	Risk	translation	Pension	partners’
	unitholders	unitholder	unitholders	unitholder	management	adjustments	liability	capital

July 31, 2008	62,961.7	636.0	$201,618	$(58,036)	$18,749	$26	$(233)	$162,124

Contributions in connection with ESOP and stock-based compensation charges	—	—	5,855	59	—	—	—	5,914

Common units issued in public offering	4,985.6	50.4	69,447	702	—	—	—	70,149

Common unit distributions	—	—	(97,166)	(981)	—	—	—	(98,147)

Common units issued in connection with acquisition	230.8	2.3	4,465	45	—	—	—	4,510

Comprehensive income:
Net earnings	—	—	86,753	876	—	—	—	87,629
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	—	—	(172,942)	—	—
Reclassification of derivatives to earnings	—	—	—	—	120,415	—	—
Foreign currency translation adjustment	—	—	—	—	—	(19)	—
Tax effect on foreign currency translation adjustment	—	—	—	—	—	8	—
Pension liability adjustment	—	—	—	—	—	—	6	(52,532)

Comprehensive income								35,097

April 30, 2009	68,178.1	688.7	$270,972	$(57,335)	$(33,778)	$15	$(227)	$179,647

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months
	ended April 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$87,629	$63,469
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	62,170	63,883
Employee stock ownership plan compensation charge	4,865	9,693
Stock-based compensation charge	1,109	1,383
Loss on disposal of assets	2,977	3,109
Minority interest	1,079	832
Loss on transfer of accounts receivable related to the accounts receivable securitization	9,084	8,852
Deferred tax expense (benefit)	404	(2,052)
Other	5,752	4,534
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(22,952)	(123,307)
Inventories	42,303	(10,480)
Prepaid expenses and other current assets	(3,236)	(2,859)
Accounts payable	10,956	12,947
Accrued interest expense	9,133	1,474
Other current liabilities	(8,258)	(10,318)
Other liabilities	(1,273)	378
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	109,000	103,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,001,169	1,117,320
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,118,169)	(1,149,320)

Net cash provided by operating activities	193,742	92,538

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(213)	(184)
Capital expenditures	(43,549)	(32,403)
Proceeds from sale of assets	6,878	8,665
Other	(3,668)	(1,530)

Net cash used in investing activities	(40,552)	(25,452)

Cash flows from financing activities:
Distributions	(98,147)	(95,392)
Issuance of common units, net of issuance costs of $401	69,447	—
Proceeds from increase in long-term debt	198,234	108,354
Reductions in long-term debt	(238,839)	(91,955)
Net additions to (reductions in) short-term borrowings	(84,149)	13,246
Cash paid for financing costs	(3,945)	(79)
Cash contribution from general partner	702	—
Minority interest activity	(405)	(1,095)
Proceeds from exercise of common unit options	—	19

Net cash used in financing activities	(157,102)	(66,902)

Effect of exchange rate changes on cash	(11)	(5)

Increase (decrease) in cash and cash equivalents	(3,923)	179
Cash and cash equivalents — beginning of period	16,614	20,685

Cash and cash equivalents — end of period	$12,691	$20,864

See notes to condensed consolidated financial statements.

FERRELLGAS PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(Dollars in thousands, except per unit data, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation

Ferrellgas Partners, L.P. (“Ferrellgas Partners”) is a publicly traded limited partnership, owning an approximate 99% limited partner interest in Ferrellgas, L.P. (the “operating partnership”). Ferrellgas Partners and the operating partnership are collectively referred to as “Ferrellgas.” Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), has retained a 1% general partner interest in Ferrellgas Partners and also holds an approximate 1% general partner interest in the operating partnership, representing an effective 2% general partner interest in Ferrellgas on a combined basis. As general partner, it performs all management functions required by Ferrellgas. At April 30, 2009 Ferrell Companies beneficially owned 20.3 million of Ferrellgas Partners’ outstanding common units.

The condensed consolidated financial statements of Ferrellgas reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas’ Annual Report on Form 10-K for fiscal 2008.

B.	Summary of significant accounting policies

(1) Nature of operations:

Ferrellgas Partners is a holding entity that conducts no operations and has two subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners owns a 100% equity interest in Ferrellgas Partners Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas Partners. The operating partnership is the only operating subsidiary of Ferrellgas Partners.

The operating partnership is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. The operating partnership serves approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.

(2) Accounting estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, financial derivative contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the nine months
	ended April 30,
	2009	2008
CASH PAID FOR:
Interest	$54,325	$63,353
Income taxes	869	1,327
NON-CASH INVESTING ACTIVITIES:
Issuance of common units in connection with acquisitions	$4,515	$—
Issuance of liabilities in connection with acquisitions	1,002	—
Property, plant and equipment additions	1,604	1,811
(4) Accounts receivable securitization:

Ferrellgas has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), an accounts receivable securitization facility that is a wholly-owned unconsolidated special purpose entity. Ferrellgas retains servicing responsibilities as well as a retained interest in the transferred receivables. Ferrellgas also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. Ferrellgas has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the condensed consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.

Ferrellgas determines the fair value of its retained interest and note receivable based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas’ trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests and note receivable. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings. See Note D – Accounts and notes receivable, net and accounts receivable securitization – for further discussion of these transactions.

(5) New accounting standards:

Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. The adoption of this statement effective February 1, 2009 did not have a significant impact on Ferrellgas’ financial position or results of operations. See additional disclosures relating to commodity derivative and financial derivative transactions in Note G – Derivatives.

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement effective August 1, 2008 did not have a significant impact on Ferrellgas’ financial position or results of operations. See disclosure of Ferrellgas’ fair value measurements commodity derivative and financial derivative transactions in Note G – Derivatives.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. The adoption of this statement was effective August 1, 2008; however, Ferrellgas has not elected the fair value option for any of its financial assets or liabilities.
SFAS No. 141(R) “Business Combinations” (a replacement of SFAS No. 141, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Ferrellgas is currently evaluating the potential impact of this statement.
FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation No. 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP effective November 1, 2008 did not have a significant impact on Ferrellgas’ financial position or results of operations.
EITF No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” addresses the computation of incentive distribution rights and the appropriate allocation of these rights to current period earnings in the computation of earnings per share. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Ferrellgas is currently evaluating the potential impact of this statement.
(6) Price risk management assets and liabilities:
Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as “Price risk management assets” and “Price risk management liabilities” on the condensed consolidated balance sheets with changes in fair value reported in other comprehensive income. See additional discussion about price risk management assets and liabilities in Note G – Derivatives.
(7) Income taxes:
Income tax expense (benefit) consisted of the following:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Current expense	$1,572	$243	$2,309	$600
Deferred expense (benefit)	275	329	404	(2,052)

Income tax expense (benefit)	$1,847	$572	$2,713	$(1,452)

Deferred taxes consisted of the following:

	April 30,	July 31,
	2009	2008
Deferred tax assets	$812	$4,065
Deferred tax liabilities	(1,840)	(4,689)

Net deferred tax liability	$(1,028)	$(624)

During the first quarter of fiscal 2008 the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas to recognize a one time deferred tax benefit of $2.8 million during the first quarter of fiscal 2008.

C.	Supplemental financial statement information

Inventories consist of the following:

	April 30,	July 31,
	2009	2008
Propane gas and related products	$88,617	$128,776
Appliances, parts and supplies	21,381	23,525

Inventories	$109,998	$152,301

In addition to inventories on hand, Ferrellgas enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2009, Ferrellgas had committed, for supply procurement purposes, to take net delivery of approximately 57.8 million gallons of propane at fixed prices.
Other current liabilities consist of the following:

	April 30,	July 31,
	2009	2008
Current portion of long-term debt	$153,078	$2,397
Accrued interest	29,008	19,875
Customer deposits and advances	16,054	25,065
Other	53,946	53,180

Other current liabilities	$252,086	$100,517

Loss on disposal of assets and other consist of the following:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
(Gain)/loss on disposal of assets	$(53)	$1,094	$2,977	$3,109
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,563	3,037	9,084	8,852
Service income related to the accounts receivable securitization	(1,187)	(1,469)	(3,137)	(3,232)

	$2,323	$2,662	$8,924	$8,729

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Operating expense	$42,581	$45,001	$134,193	$127,482
Depreciation and amortization expense	1,256	1,301	3,689	3,833
Equipment lease expense	4,176	5,585	13,498	17,116

	$48,013	$51,887	$151,380	$148,431

D.	Accounts and notes receivable, net and accounts receivable securitization

Accounts and notes receivable, net consist of the following:

	April 30,	July 31,
	2009	2008
Accounts receivable	$59,462	$127,975
Note receivable from Ferrellgas Receivables	68,013	—
Retained interest	46,763	22,753
Other	298	330
Less: Allowance for doubtful accounts	(5,602)	(5,977)

Accounts and notes receivable, net	$168,934	$145,081

During April 2009, Ferrellgas renewed its accounts receivable securitization facility with JPMorgan Chase Bank, N.A., Falcon Asset Securitization Company, LLC and Fifth Third Bank for an additional 364-day commitment. As part of this renewed facility, the operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables, which finances its acquisition of the trade receivable assets by issuing beneficial interests in (securitizing) the receivables to a commercial paper conduit for proceeds of up to $145.0 million. The operating partnership does not provide any guarantee or similar support to the collectability of these receivables. The operating partnership structured the facility using a wholly-owned, unconsolidated special purpose entity in order to facilitate the transaction while complying with Ferrellgas’ various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, the operating partnership remits daily to this special purpose entity funds collected on the trade receivables held by Ferrellgas Receivables.
The operating partnership transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	April 30,	July 31,
	2009	2008

Trade accounts receivable transferred from the operating partnership	$183,635	$97,333

Note payable to the operating partnership	68,013	—

The operating partnership’s consolidated balance sheet does not include trade accounts receivables transferred, but does include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of April 30, 2009, the operating partnership had received proceeds from trade accounts receivable sales of $65.0 million with the ability to receive proceeds of an additional $4.0 million.
Other accounts receivable securitization activity consists of the following:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Net non-cash activity	$2,376	$1,568	$5,947	$5,620
Bad debt expense	300	—	600	—
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C – Supplemental financial statement information – “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.0% and 4.7% as of April 30, 2009 and July 31, 2008, respectively.
E.	Long-term debt

Long-term debt consists of the following:

	April 30,	July 31,
	2009	2008
Senior notes
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	$152,000	$204,000
Fixed rate, 8.75%, due 2012, net of unamortized premium of $1,186 and $1,471 at April 30, 2009 and July 31, 2008, respectively	269,186	269,471
Fixed rate, Series C, 8.87%, due 2009	73,000	73,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $26,647 and $518 at April 30, 2009 and July 31, 2008, respectively	423,353	249,482

Credit facility, variable interest rate, expiring 2010 (net of $41.6 million and $125.7 million classified as short-term borrowings at April 30, 2009 and July 31, 2008, respectively)	78,420	235,270

Notes payable, 8.0% weighted average interest rate in 2009 due 2009 to 2016, net of unamortized discount of $1,084 and $1,160 at April 30, 2009 and July 31, 2008, respectively	5,414	5,864

Capital lease obligations	—	29

	1,001,373	1,037,116
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	153,078	2,397

Long-term debt	$848,295	$1,034,719

On August 1, 2008, Ferrellgas made scheduled principal payments of $52.0 million on the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010.
On August 4, 2008, Ferrellgas issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par.

Unsecured credit facility
On October 15, 2008, Ferrellgas executed a second amendment to its Fifth Amended and Restated Credit Agreement due 2010 which increased the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires Ferrellgas to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.
On April 20, 2009 Ferrellgas terminated the $150.0 million unsecured credit facility due August 1, 2009. In conjunction with this termination Ferrellgas paid down the total borrowings outstanding under this facility of $95.0 million using borrowing capacity available under the $448.0 million unsecured credit facility due April 2010.
As of April 30, 2009, Ferrellgas had total borrowings outstanding under its unsecured credit facility of $120.0 million. Ferrellgas classified $41.6 million of this amount as short-term borrowings since it was used to fund working capital needs that management intends to pay down within the following 12 months. Ferrellgas classified the remaining $78.4 million as current portion of long term debt because the unsecured credit facility matures within one year. Ferrellgas intents to extend or renew this unsecured credit facility before its maturity date in April 2010. These borrowings have a weighted average interest rate of 2.2%.
As of July 31, 2008, Ferrellgas had total borrowings outstanding under its two unsecured credit facilities of $361.0 million. Ferrellgas classified $125.7 million of this amount as short-term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 4.72%.
Letters of credit outstanding at April 30, 2009 totaled $76.9 million and were used primarily to secure insurance arrangements, margin calls under certain risk management activities, and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2008 totaled $42.3 million and were used primarily for insurance arrangements. At April 30, 2009, Ferrellgas had available letter of credit capacity of $73.1 million.
As of April 30, 2009, Ferrellgas met all the required quarterly financial tests and covenants related to its senior notes and unsecured credit facility.
F.	Partners’ capital
Partnership distributions paid
Ferrellgas Partners has paid the following distributions:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Public common unit holders	$21,758	$19,159	$60,174	$57,498
Ferrell Companies (1)	10,040	10,040	30,121	30,121
FCI Trading Corp. (2)	98	98	294	294
Ferrell Propane, Inc. (3)	26	26	77	77
James E. Ferrell (4)	2,167	2,157	6,500	6,449
General partner	344	318	981	953

	$34,433	$31,798	$98,147	$95,392

(1)	Ferrell Companies is the owner of the general partner and a 30% beneficial owner of Ferrellgas’ common units and thus a related party.

(2)	FCI Trading Corp. (“FCI Trading”) is an affiliate of the general partner and thus a related party.

(3)	Ferrell Propane, Inc. (“Ferrell Propane”) is controlled by the general partner and thus a related party.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of the general partner and thus a related party.
On May 27, 2009, Ferrellgas Partners declared a cash distribution of $0.50 per common unit for the three months ended April 30, 2009, which is expected to be paid on June 12, 2009.
Included in this cash distribution are the following amounts expected to be paid to related parties:

Ferrell Companies	$10,040
FCI Trading Corp.	98
Ferrell Propane, Inc.	26
James E. Ferrell	2,177
General partner	344
See additional discussions about transactions with related parties in Note H – Transactions with related parties.
In February 2009, Ferrellgas completed a registered public offering of 5.0 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.5 million common units and an over allotment offering of 0.5 million common units. The net proceeds received from this offering of $69.4 million were used to reduce long term borrowings under Ferrellgas’ unsecured credit facility. Ferrellgas intends to use the resulting additional credit facility capacity to make principal payments on debt on or prior to its maturity on August 1, 2009.
Other comprehensive income (“OCI”)
See Note G – Derivatives – for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the nine months ended April 30, 2009.
G.	Derivatives
Commodity Price Risk Management
Ferrellgas’ risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.
Ferrellgas’ risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas’ positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when its gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.
Ferrellgas’ risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded prior to settlement on Ferrellgas’ financial statements.

Cash Flow Hedging Activity
Ferrellgas uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of goods sold – propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold – propane and other gas liquids sales.” During the nine months ended April 30, 2009 and 2008, Ferrellgas did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.
The fair value of financial derivative instruments are classified gross on the condensed consolidated balance sheets as “Price risk management assets” and “Price risk management liabilities” as follows:

	April 30,	July 31,
	2009	2008
Derivatives – Price risk management assets	$57	$26,086
Derivatives – Price risk management liabilities	33,835	7,337
Ferrellgas had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

For the nine
months ended
April 30,
2009
Fair value loss adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(172,942)

Reclassification of net losses originally recorded within OCI to Cost of product sold – propane and other gas liquids	(120,415)
The fair value losses reported above relate to the recent significant decrease in wholesale propane prices. Assuming a minimal change in future market prices, Ferrellgas expects to reclassify net losses of approximately $33.8 million to earnings during the next nine months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas has with its customers that qualify for the normal purchase normal sales exception under SFAS 133.
During the three and nine months ended April 30, 2009 and 2008, Ferrellgas had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.
As of April 30, 2009, Ferrellgas had financial derivative contracts covering 1.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.
During the nine months ended April 30, 2009 and 2008, four counterparties represented 84% and 87%, respectively, of net settled cash flow hedging positions reported in “Cost of goods sold – propane and other gas liquids sales.” During the nine months ended April 30, 2009 and 2008, Ferrellgas neither held nor entered into financial derivative contracts that contained credit risk related contingency features.

In accordance with SFAS 157, Ferrellgas determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within SFAS 157. The three levels defined by the SFAS 157 hierarchy are as follows:
•	Level 1 – Quoted prices available in active markets for identical assets or liabilities.

•	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable.

•	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.
Ferrellgas considers over-the-counter derivative instruments entered into directly with third parties as Level 2 valuation since the values of these derivatives are quoted by third party brokers and are on an exchange for similar transactions. The market prices used to value Ferrellgas’ derivatives have been determined using independent third party prices, readily available market information, broker quotes, and appropriate valuation techniques.
At April 30, 2009 and July 31, 2008, all derivative assets and liabilities qualified for classification as Level 2 — other observable inputs as defined within SFAS 157. All financial derivatives assets and liabilities were non-trading positions.
H.	Transactions with related parties
Reimbursable costs
Ferrellgas has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas’ partnership agreements, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas and all other necessary or appropriate expenses allocable to Ferrellgas or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas’ business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas’ behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Operating expense	$50,122	$46,127	$158,929	$138,050
General and administrative expense	5,879	7,197	17,622	20,629
During the three and nine months ended April 30, 2009, Ferrellgas received payments totaling $75 thousand and $195 thousand, respectively, for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell. No payments were received from Samson Dental Practice Management, LLC during the three and nine months ended April 30, 2008.
See additional discussions about transactions with related parties in Note F – Partners’ capital.

I.	Contingencies
Ferrellgas’ operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas.
J.	Earnings per common unit
Below is a calculation of the basic and diluted net earnings available per common unit in the condensed consolidated statements of earnings for the periods indicated. In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), Ferrellgas calculates net earnings per limited partner unit for each period presented according to distributions declared and participation rights in undistributed earnings, as if all of the earnings for the period had been distributed. In periods with undistributed earnings above certain levels, the calculation according to the two-class method results in an increased allocation of undistributed earnings to the general partner and a dilution of the earnings to the limited partners. Due to the seasonality of the propane business, the dilution effect of EITF 03-6 typically impacts only the three months ending January 31. There was not a dilutive effect of EITF 03-6 on basic net earnings per limited partner unit for the three months ended April 30, 2009 and 2008 or the nine months ended April 30, 2009 and 2008.
In periods with year-to-date net losses, the allocation of the net losses to the limited partners and the general partner will be determined based on the same allocation basis specified in the Ferrellgas Partners’ partnership agreement that would apply to periods in which there were no undistributed earnings. Ferrellgas typically incurs net losses in the three month periods ended October 31 and July 31.

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Net earnings available to common unitholders	$32,535	$34,819	$86,753	$62,834
Weighted average common units outstanding (in thousands)	67,809.3	62,958.9	64,650.2	62,958.7
Dilutive securities	40.5	10.9	70.4	11.9

Weighted average common units outstanding plus dilutive securities	67,849.8	62,969.8	64,720.6	62,970.6

Basic and diluted net earnings available per common unit	$0.48	$0.55	$1.34	$1.00

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	April 30,	July 31,
	2009	2008

ASSETS

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	5,594	5,149

Accumulated deficit	(5,594)	(5,149)

Total stockholder’s equity	$1,000	$1,000

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008

General and administrative expense	$400	$—	$445	$105

Net loss	$(400)	$—	$(445)	$(105)

See note to condensed financial statements.

FERRELLGAS PARTNERS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas Partners, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the nine months
	ended April 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(445)	$(105)

Cash used in operating activities	(445)	(105)

Cash flows from financing activities:
Capital contribution	445	105

Cash provided by financing activities	445	105

Change in cash	—	—
Cash — beginning of period	1,000	1,000

Cash — end of period	$1,000	$1,000

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
April 30, 2009
(unaudited)
A. Formation
Ferrellgas Partners Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on March 28, 1996, and is a wholly-owned subsidiary of Ferrellgas Partners, L.P (the “Partnership”).
The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.
The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-issuer and co-obligor for debt securities of the Partnership.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 30,	July 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$12,637	$16,545
Accounts and notes receivable, net	168,934	145,081
Inventories	109,998	152,301
Price risk management assets	57	26,086
Prepaid expenses and other current assets	13,935	10,251

Total current assets	305,561	350,264

Property, plant and equipment, net	673,353	685,328
Goodwill	248,939	248,939
Intangible assets, net	214,243	225,273
Other assets, net	17,214	16,817

Total assets	$1,459,310	$1,526,621

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$81,991	$71,348
Short-term borrowings	41,580	125,729
Price risk management liabilities	33,835	7,337
Other current liabilities	243,157	97,453

Total current liabilities	400,563	301,867

Long-term debt	579,109	765,248
Other liabilities	19,019	23,237
Contingencies and commitments (Note I)	—	—

Partners’ capital
Limited partner	489,609	413,507
General partner	5,000	4,220
Accumulated other comprehensive income (loss)	(33,990)	18,542

Total partners’ capital	460,619	436,269

Total liabilities and partners’ capital	$1,459,310	$1,526,621

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)
(unaudited)

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008

Revenues:
Propane and other gas liquids sales	$461,850	$621,343	$1,546,274	$1,664,734
Other	99,283	90,747	210,558	206,240

Total revenues	561,133	712,090	1,756,832	1,870,974

Costs and expenses:
Cost of product sold — propane and other gas liquids sales	295,881	455,375	1,042,153	1,212,418
Cost of product sold — other	75,714	61,850	136,153	121,232
Operating expense	94,925	93,278	296,715	274,632
Depreciation and amortization expense	20,635	21,443	62,170	63,883
General and administrative expense	8,520	10,947	29,367	33,855
Equipment lease expense	4,282	5,990	14,418	18,484
Employee stock ownership plan compensation charge	1,460	3,447	4,865	9,693
Loss on disposal of assets and other	2,323	2,662	8,924	8,729

Operating income	57,393	57,098	162,067	128,048

Interest expense	(16,100)	(15,289)	(51,311)	(48,566)
Other income (expense), net	(190)	350	(1,351)	1,348

Earnings before income taxes	41,103	42,159	109,405	80,830

Income tax expense (benefit)	1,810	571	2,629	(1,528)

Net earnings	$39,293	$41,588	$106,776	$82,358

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
(unaudited)

			Accumulated other
			comprehensive income (loss)
				Currency		Total
	Limited	General	Risk	translation	Pension	partners’
	partner	partner	management	adjustments	liability	capital

July 31, 2008	$413,507	$4,220	$18,749	$26	$(233)	$436,269

Contributions in connection with ESOP and stock-based compensation charges	5,914	60	—	—	—	5,974

Contributions in connection with acquisitions	4,515	46	—	—	—	4,561

Cash contributed by Ferrellgas Partners and general partner	69,848	716	—	—	—	70,564

Quarterly distributions	(109,872)	(1,121)	—	—	—	(110,993)

Comprehensive income:
Net earnings	105,697	1,079	—	—	—	106,776
Other comprehensive income (loss):
Net loss on risk management derivatives	—	—	(172,942)	—	—
Reclassification of derivatives to earnings	—	—	120,415	—	—
Foreign currency translation adjustment	—	—	—	(19)	—
Tax effect on foreign currency translation adjustment	—	—	—	8	—
Pension liability adjustment	—	—	—	—	6	(52,532)

Comprehensive income						54,244

April 30, 2009	$489,609	$5,000	$(33,778)	$15	$(227)	$460,619

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the nine months
	ended April 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$106,776	$82,358
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization expense	62,170	63,883
Employee stock ownership plan compensation charge	4,865	9,693
Stock-based compensation charge	1,109	1,383
Loss on disposal of assets	2,977	3,109
Loss on transfer of accounts receivable related to the accounts receivable securitization	9,084	8,852
Deferred tax expense (benefit)	404	(2,052)
Other	5,567	4,343
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts and notes receivable, net of securitization	(22,952)	(123,307)
Inventories	42,303	(10,480)
Prepaid expenses and other current assets	(3,218)	(2,859)
Accounts payable	10,956	12,947
Accrued interest expense	3,270	(4,389)
Other current liabilities	(8,210)	(10,199)
Other liabilities	(1,273)	378
Accounts receivable securitization:
Proceeds from new accounts receivable securitizations	109,000	103,000
Proceeds from collections reinvested in revolving period accounts receivable securitizations	1,001,169	1,117,320
Remittances of amounts collected as servicer of accounts receivable securitizations	(1,118,169)	(1,149,320)

Net cash provided by operating activities	205,828	104,660

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(258)	(184)
Capital expenditures	(43,549)	(32,403)
Proceeds from asset sales	6,878	8,665
Other	(3,668)	(1,530)

Net cash used in investing activities	(40,597)	(25,452)

Cash flows from financing activities:
Distributions	(110,993)	(108,386)
Contributions from partners	70,564	—
Proceeds from increase in long-term debt	198,234	108,354
Reductions in long-term debt	(238,839)	(91,955)
Net additions to (reductions in) short-term borrowings	(84,149)	13,246
Cash paid for financing costs	(3,945)	(79)

Net cash used in financing activities	(169,128)	(78,820)

Effect of exchange rate changes on cash	(11)	(5)

Increase (decrease) in cash and cash equivalents	(3,908)	383
Cash and cash equivalents — beginning of period	16,545	20,407

Cash and cash equivalents — end of period	$12,637	$20,790

See notes to condensed consolidated financial statements.

FERRELLGAS, L.P. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(Dollars in thousands, unless otherwise designated)
(unaudited)
A.	Partnership organization and formation
Ferrellgas, L.P. is a limited partnership that owns and operates propane distribution and related assets. Ferrellgas Partners, L.P. (“Ferrellgas Partners”), a publicly traded limited partnership, owns an approximate 99% limited partner interest in, and consolidates, Ferrellgas, L.P. Ferrellgas, Inc. (the “general partner”), a wholly-owned subsidiary of Ferrell Companies, Inc. (“Ferrell Companies”), holds an approximate 1% general partner interest in Ferrellgas, L.P. and performs all management functions required by Ferrellgas, L.P.
Ferrellgas, L.P. owns a 100% equity interest in Ferrellgas Finance Corp., whose only business activity is to act as the co-issuer and co-obligor of any debt issued by Ferrellgas, L.P.
The condensed consolidated financial statements of Ferrellgas, L.P. and subsidiaries reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the interim periods presented. All adjustments to the condensed consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with (i) the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) the consolidated financial statements and accompanying notes, each as set forth in Ferrellgas, L.P.’s Annual Report on Form 10-K for fiscal 2008.
B.	Summary of significant accounting policies
(1) Nature of operations:
Ferrellgas, L.P. is engaged primarily in the distribution of propane and related equipment and supplies in the United States. The propane distribution market is seasonal because propane is used primarily for heating in residential and commercial buildings. Therefore, the results of operations for the nine months ended April 30, 2009 and 2008 are not necessarily indicative of the results to be expected for a full fiscal year. We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico.
(2) Accounting estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates impacting the condensed consolidated financial statements include accruals that have been established for contingent liabilities, pending claims and legal actions arising in the normal course of business, useful lives of property, plant and equipment assets, residual values of tanks, capitalization of customer tank installation costs, amortization methods of intangible assets, valuation methods used to value sales returns and allowances, allowance for doubtful accounts, financial derivative contracts and stock and unit-based compensation calculations.

(3) Supplemental cash flow information:

	For the nine months
	ended April 30,
	2009	2008
CASH PAID FOR:
Interest	$42,599	$51,621
Income taxes	786	1,251
NON-CASH INVESTING ACTIVITIES:
Assets contributed from Ferrellgas Partners in connection with acquisitions	$4,515	$—
Issuance of liabilities in connection with acquisitions	1,002	—
Property, plant and equipment additions	1,604	1,811
(4) Accounts receivable securitization:
Ferrellgas, L.P. has agreements to transfer, on an ongoing basis, a portion of its trade accounts receivable through Ferrellgas Receivables, LLC (“Ferrellgas Receivables”), an accounts receivable securitization facility that is a wholly-owned unconsolidated subsidiary of the operating partnership and a special purpose entity. Ferrellgas, L.P. retains servicing responsibilities as well as a retained interest in the transferred receivables. Ferrellgas, L.P. also holds a note receivable from Ferrellgas Receivables to the extent that expected cash proceeds from the sales of accounts receivable to Ferrellgas Receivables have not been received. Ferrellgas, L.P. has no other continuing involvement with the transferred receivables, other than servicing the receivables. The related receivables are transferred from the condensed consolidated balance sheets and a retained interest and note receivable are recorded for the amount of receivables sold in excess of cash received and a related loss on the transfer is recorded, which represents the discount on the sale. The retained interest and note receivable are included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.
Ferrellgas, L.P. determines the fair value of its retained interest and note receivable based on the present value of future expected cash flows using management’s best estimates of various factors, including credit loss experience and discount rates commensurate with the risks involved. These assumptions are updated periodically based on actual results; therefore, the estimated credit loss and discount rates utilized are materially consistent with historical performance. Due to the short-term nature of Ferrellgas, L.P.’s trade receivables, variations in the credit and discount assumptions would not significantly impact the fair value of the retained interests and note receivable. Costs associated with the sale of receivables are included in “Loss on disposal of assets and other” in the condensed consolidated statements of earnings. See Note D – Accounts and notes receivable, net and accounts receivable securitization – for further discussion of these transactions.
(5) New accounting standards:
Statement of Financial Accounting Standards (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” enhances disclosure requirements for derivative instruments and hedging activities. The adoption of this statement effective February 1, 2009 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations. See additional disclosures relating to commodity derivative and financial derivative transactions in Note G – Derivatives.
SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement effective August 1, 2008 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations. See disclosure of Ferrellgas, L.P.’s fair value measurements commodity derivative and financial derivative transactions in Note G – Derivatives.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides entities the irrevocable option to elect to carry most financial assets and liabilities at fair value with changes in fair value recorded in earnings. The adoption of this statement was effective August 1, 2008; however, Ferrellgas, L.P. has not elected the fair value option for any of its financial assets or liabilities.
SFAS No. 141(R) “Business Combinations” (a replacement of SFAS No. 141, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, how the acquirer recognizes and measures goodwill or a gain from a bargain purchase (formerly negative goodwill) and how the acquirer determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.
SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” establishes accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary and it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Ferrellgas, L.P. is currently evaluating the potential impact of this statement.
FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation No. 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP effective November 1, 2008 did not have a significant impact on Ferrellgas, L.P.’s financial position or results of operations.
(6) Price risk management assets and liabilities:
Financial instruments formally designated and documented as a hedge of a specific underlying exposure are recorded gross at fair value as “Price risk management assets” and “Price risk management liabilities” on the condensed consolidated balance sheets with changes in fair value reported in other comprehensive income. See additional discussion about price risk management assets and liabilities in Note G – Derivatives.
(7) Income taxes:
Income tax expense (benefit) consisted of the following:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Current expense	$1,535	$242	$2,225	$524
Deferred expense (benefit)	275	329	404	(2,052)

Income tax expense (benefit)	$1,810	$571	$2,629	$(1,528)

Deferred taxes consisted of the following:

	April 30,	July 31,
	2009	2008
Deferred tax assets	$812	$4,065
Deferred tax liabilities	(1,840)	(4,689)

Net deferred tax liability	$(1,028)	$(624)

During the first quarter of fiscal 2008 the Governor of the State of Michigan signed into law a one time credit for a previously passed Michigan Business Tax law. The passing of this new tax law caused Ferrellgas, L.P. to recognize a one time deferred tax benefit of $2.8 million during the first quarter of fiscal 2008.
C.	Supplemental financial statement information
Inventories consist of the following:

	April 30,	July 31,
	2009	2008
Propane gas and related products	$88,617	$128,776
Appliances, parts and supplies	21,381	23,525

Inventories	$109,998	$152,301

In addition to inventories on hand, Ferrellgas, L.P. enters into contracts primarily to buy propane for supply procurement purposes. Most of these contracts have terms of less than one year and call for payment based on market prices at the date of delivery. All supply procurement fixed price contracts have terms of fewer than 24 months. As of April 30, 2009, Ferrellgas, L.P. had committed, for supply procurement purposes, to take net delivery of approximately 57.8 million gallons of propane at fixed prices.
Other current liabilities consist of the following:

	April 30,	July 31,
	2009	2008
Current portion of long-term debt	$153,078	$2,397
Accrued interest	20,149	16,879
Customer deposits and advances	16,054	25,065
Other	53,876	53,112

Other current liabilities	$243,157	$97,453

Loss on disposal of assets and other consists of the following:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
(Gain)/Loss on disposal of assets	$(53)	$1,094	$2,977	$3,109
Loss on transfer of accounts receivable related to the accounts receivable securitization	3,563	3,037	9,084	8,852
Service income related to the accounts receivable securitization	(1,187)	(1,469)	(3,137)	(3,232)

	$2,323	$2,662	$8,924	$8,729

Shipping and handling expenses are classified in the following condensed consolidated statements of earnings line items:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Operating expense	$42,581	$45,001	$134,193	$127,482
Depreciation and amortization expense	1,256	1,301	3,689	3,833
Equipment lease expense	4,176	5,585	13,498	17,116

	$48,013	$51,887	$151,380	$148,431

D.	Accounts and notes receivable, net and accounts receivable securitization
Accounts and notes receivable, net consist of the following:

	April 30,	July 31,
	2009	2008
Accounts receivable	$59,462	$127,975
Note receivable from Ferrellgas Receivables	68,013	—
Retained interest	46,763	22,753
Other	298	330
Less: Allowance for doubtful accounts	(5,602)	(5,977)

Accounts and notes receivable, net	$168,934	$145,081

During April 2009, Ferrellgas, L.P. renewed its accounts receivable securitization facility with JPMorgan Chase Bank, N.A., Falcon Asset Securitization Company, LLC and Fifth Third Bank for an additional 364-day commitment. As part of this renewed facility, Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables, which finances its acquisition of the trade receivable assets by issuing beneficial interests in (securitizing) the receivables to a commercial paper conduit for proceeds of up to $145.0 million. Ferrellgas, L.P. does not provide any guarantee or similar support to the collectability of these receivables. Ferrellgas, L.P. structured the facility using a wholly-owned, unconsolidated special purpose entity in order to facilitate the transaction while complying with Ferrellgas, L.P.’s various debt covenants. If the covenants are compromised, funding from the facility could be restricted or suspended, or its costs could increase. As a servicer, Ferrellgas, L.P. remits daily to this special purpose entity funds collected on the pool of trade receivables held by Ferrellgas Receivables.
Ferrellgas, L.P. transfers a portion of its trade accounts receivable to Ferrellgas Receivables and retains an interest and a note receivable related to these transferred receivables. As these transferred receivables are subsequently collected, the funding from the accounts receivable securitization facility is reduced. Ferrellgas Receivables recorded the following on its balance sheet:

	April 30,	July 31,
	2009	2008
Trade accounts receivable transferred from Ferrellgas, L.P.	$183,635	$97,333

Note payable to Ferrellgas, L.P.	68,013	—
Ferrellgas, L.P.’s consolidated balance sheet does not include trade accounts receivables transferred, but does include a note receivable from Ferrellgas Receivables which represents expected cash proceeds from the sale of accounts receivable to Ferrellgas Receivables that have not yet been received. As of April 30, 2009, the operating partnership had received proceeds from trade accounts receivable sales of $65.0 million with the ability to receive proceeds of an additional $4.0 million.

Other accounts receivable securitization activity consists of the following:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Net non-cash activity	$2,376	$1,568	$5,947	$5,620
Bad debt expense	300	—	600	—
The net non-cash activity reported in the condensed consolidated statements of earnings approximates the financing cost of issuing commercial paper backed by these accounts receivable transferred to Ferrellgas Receivables. See details of the net non-cash activity disclosed in Note C – Supplemental financial statement information – “Loss on transfer of accounts receivable related to the accounts receivable securitization” and “Service income related to the accounts receivable securitization.” The weighted average discount rate used to value the retained interest in the transferred receivables was 3.0% and 4.7% as of April 30, 2009 and July 31, 2008, respectively.
E.	Long-term debt
Long-term debt consists of the following:

	April 30,	July 31,
	2009	2008
Senior notes
Fixed rate, Series D-E, ranging from 7.24% to 7.42% due 2010-2013	$152,000	$204,000
Fixed rate, Series C, 8.87%, due 2009	73,000	73,000
Fixed rate, 6.75% due 2014, net of unamortized discount of $26,647 and $518 at April 30, 2009 and July 31, 2008, respectively	423,353	249,482

Credit facility, variable interest rate, expiring 2010 (net of $41.6 million and $125.7 million classified as short-term borrowings at April 30, 2009 and July 31, 2008, respectively)	78,420	235,270

Notes payable, 8.0% weighted average interest rate in 2009 due 2009 to 2016, net of unamortized discount of $1,084 and $1,160 at April 30, 2009 and July 31, 2008, respectively	5,414	5,864

Capital lease obligations	—	29

	732,187	767,645
Less: current portion, included in other current liabilities on the condensed consolidated balance sheets	153,078	2,397

Long-term debt	$579,109	$765,248

On August 1, 2008, Ferrellgas, L.P. made scheduled principal payments of $52.0 million on the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010.
On August 4, 2008, Ferrellgas, L.P. issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par.

Unsecured credit facility
On October 15, 2008, Ferrellgas, L.P. executed a second amendment to its Fifth Amended and Restated Credit Agreement due 2010 which increased the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires Ferrellgas, L.P. to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.
On April 20, 2009, Ferrellgas, L.P. terminated the $150.0 million unsecured credit facility due August 1, 2009. In conjunction with this termination Ferrellgas, L.P. paid down the total borrowings outstanding under this facility of $95.0 million using borrowing capacity available under the $448.0 million unsecured credit facility due April 2010.
As of April 30, 2009, Ferrellgas, L.P. had total borrowings outstanding under its unsecured credit facility of $120.0 million. Ferrellgas, L.P. classified $41.6 million of this amount as short-term borrowings since it was used to fund working capital needs that management intends to pay down within the following 12 months. Ferrellgas, L.P. classified the remaining $78.4 million as current portion of long-term debt because the unsecured credit facility matures within one year. Ferrellgas, L.P. intends to extend or renew this unsecured credit facility before its maturity date in April 2010. These borrowings have a weighted average interest rate of 2.2%.
As of July 31, 2008, Ferrellgas, L.P. had total borrowings outstanding under its two unsecured credit facilities of $361.0 million. Ferrellgas, L.P. classified $125.7 million of this amount as short-term borrowings since it was used to fund working capital needs that management had intended to pay down within the following 12 months. These borrowings had a weighted average interest rate of 4.72%.
Letters of credit outstanding at April 30, 2009 totaled $76.9 million and were used primarily to secure insurance arrangements, margin calls under certain risk management activities, and to a lesser extent, product purchases. Letters of credit outstanding at July 31, 2008 totaled $42.3 million and were used primarily for insurance arrangements. At April 30, 2009, Ferrellgas, L.P. had available letter of credit capacity of $73.1 million.
As of April 30, 2009, Ferrellgas, L.P. met all the required quarterly financial tests and covenants related to its senior notes and unsecured credit facility.
F.	Partners’ capital
Partnership distributions paid
Ferrellgas, L.P. has paid the following distributions:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Ferrellgas Partners	$34,433	$31,972	$109,872	$107,291
General partner	351	326	1,121	1,095

	$34,784	$32,298	$110,993	$108,386

On May 27, 2009, Ferrellgas, L.P. declared distributions to Ferrellgas Partners and the general partner of $34.4 million and $0.4 million, respectively, which is expected to be paid on June 12, 2009.

See additional discussions about transactions with related parties in Note H – Transactions with related parties.
In February 2009, Ferrellgas Partners completed a registered public offering of 5.0 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.5 million common units and an over allotment offering of 0.5 million common units. The net proceeds received from this offering of $69.4 million were contributed to Ferrellgas, L.P. and used to reduce long term borrowings under Ferrellgas, L.P.’s unsecured credit facility. Ferrellgas, L.P. intends to use the resulting additional credit facility capacity to make principal payments on debt on or prior to its maturity on August 1, 2009.
Other comprehensive income (“OCI”)
See Note G – Derivatives – for details regarding changes in fair value on risk management financial derivatives recorded within OCI for the nine months ended April 30, 2009.
G.	Derivatives
Commodity Price Risk Management
Ferrellgas, L.P.’s risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. Ferrellgas, L.P. attempts to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.
Ferrellgas, L.P.’s risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to Ferrellgas, L.P.’s positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when its gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.
Ferrellgas, L.P.’s risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. Ferrellgas, L.P. enters into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. Ferrellgas, L.P. also enters into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded prior to settlement on Ferrellgas, L.P.’s financial statements.
Cash Flow Hedging Activity
Ferrellgas, L.P. uses financial derivative instruments for risk management purposes to hedge a portion of its exposure to market fluctuations in propane prices. These financial derivative instruments are designated as cash flow hedging instruments, thus the effective portions of changes in the fair value of the financial derivatives are recorded in OCI prior to settlement and are subsequently recognized in the condensed consolidated statements of earnings in “Cost of goods sold – propane and other gas liquids sales” when the forward or forecasted propane sales transaction impacts earnings. The effectiveness of cash flow hedges is evaluated at inception and on an on-going basis. Changes in the fair value of cash flow hedges due to hedge ineffectiveness, if any, are recognized in “Cost of product sold – propane and other gas liquids sales.” During the nine months ended April 30, 2009 and 2008, Ferrellgas, L.P. did not recognize any gain or loss in earnings related to hedge ineffectiveness and did not exclude any component of the financial derivative contract gain or loss from the assessment of hedge effectiveness related to these cash flow hedges.

The fair value of financial derivative instruments are classified gross on the condensed consolidated balance sheets as “Price risk management assets” and “Price risk management liabilities” as follows:

	April 30,	July 31,
	2009	2008
Derivatives – Price risk management assets	$57	$26,086
Derivatives – Price risk management liabilities	33,835	7,337
Ferrellgas, L.P. had the following cash flow hedge activity included in OCI in the condensed consolidated statements of partners’ capital:

For the nine
months ended
April 30,
2009
Fair value loss adjustment classified as OCI with offset in Price risk management assets and Price risk management liabilities	$(172,942)

Reclassification of net losses originally recorded within OCI to Cost of product sold – propane and other gas liquids	(120,415)
The fair value losses reported above relate to the recent significant decrease in wholesale propane prices. Assuming a minimal change in future market prices, Ferrellgas, L.P. expects to reclassify net losses of approximately $33.8 million to earnings during the next nine months. These net losses are expected to be offset by margins on propane sales commitments Ferrellgas, L.P. has with its customers that qualify for the normal purchase normal sales exception under SFAS 133.
During the three and nine months ended April 30, 2009 and 2008, Ferrellgas, L.P. had no reclassifications to earnings resulting from discontinuance of any cash flow hedges arising from the probability of the original forecasted transactions not occurring within the originally specified period of time defined within the hedging relationship.
As of April 30, 2009, Ferrellgas, L.P. had financial derivative contracts covering 1.2 million barrels of propane that were entered into as cash flow hedges of forward and forecasted purchases of propane.
During the nine months ended April 30, 2009 and 2008, four counterparties represented 84% and 87%, respectively, of net settled cash flow hedging positions reported in “Cost of goods sold – propane and other gas liquids sales.” During the nine months ended April 30, 2009 and 2008, Ferrellgas, L.P. neither held nor entered into financial derivative contracts that contained credit risk related contingency features.
In accordance with SFAS 157, Ferrellgas, L.P. determines the fair value of its assets and liabilities subject to fair value measurement by using the highest possible “Level” as defined within SFAS 157. The three levels defined by the SFAS 157 hierarchy are as follows:
•	Level 1 – Quoted prices available in active markets for identical assets or liabilities.

•	Level 2 – Pricing inputs not quoted in active markets but either directly or indirectly observable.

•	Level 3 – Significant inputs to pricing that have little or no transparency with inputs requiring significant management judgment or estimation.

Ferrellgas, L.P. considers over-the-counter derivative instruments entered into directly with third parties as Level 2 valuation since the values of these derivatives are quoted by third party brokers and are on an exchange for similar transactions. The market prices used to value Ferrellgas, L.P.’s derivatives have been determined using independent third party prices, readily available market information, broker quotes, and appropriate valuation techniques.
At April 30, 2009 and July 31, 2008, all derivative assets and liabilities qualified for classification as Level 2 — other observable inputs as defined within SFAS 157. All financial derivatives assets and liabilities were non-trading positions.
H.	Transactions with related parties
Reimbursable costs
Ferrellgas, L.P. has no employees and is managed and controlled by its general partner. Pursuant to Ferrellgas, L.P.’s partnership agreement, the general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Ferrellgas, L.P., and all other necessary or appropriate expenses allocable to Ferrellgas, L.P. or otherwise reasonably incurred by its general partner in connection with operating Ferrellgas, L.P.’s business. These costs primarily include compensation and benefits paid to employees of the general partner who perform services on Ferrellgas, L.P.’s behalf and are reported in the condensed consolidated statements of earnings as follows:

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008
Operating expense	$50,122	$46,127	$158,929	$138,050
General and administrative expense	5,879	7,197	17,622	20,629
During the three and nine months ended April 30, 2009, Ferrellgas, L.P. received payments totaling $75 thousand and $195 thousand, respectively, for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell. No payments were received from Samson Dental Practice Management, LLC during the three and nine months ended April 30, 2008.
See additional discussions about transactions with related parties in Note F – Partners’ capital
I.	Contingencies
Ferrellgas, L.P.’s operations are subject to all operating hazards and risks normally incidental to handling, storing, transporting and otherwise providing for use by consumers of combustible liquids such as propane. As a result, at any given time, Ferrellgas, L.P. is threatened with or named as a defendant in various lawsuits arising in the ordinary course of business. Currently, Ferrellgas, L.P. is not a party to any legal proceedings other than various claims and lawsuits arising in the ordinary course of business. It is not possible to determine the ultimate disposition of these matters; however, management is of the opinion that there are no known claims or contingent claims that are reasonably expected to have a material adverse effect on the condensed consolidated financial condition, results of operations and cash flows of Ferrellgas, L.P.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED BALANCE SHEETS
(in dollars)
(unaudited)

	April 30,	July 31,
	2009	2008

ASSETS

Cash	$1,100	$1,100

Total assets	$1,100	$1,100

STOCKHOLDER’S EQUITY

Common stock, $1.00 par value; 2,000 shares authorized; 1,000 shares issued and outstanding	$1,000	$1,000

Additional paid in capital	6,757	3,312

Accumulated deficit	(6,657)	(3,212)

Total stockholder’s equity	$1,100	$1,100

CONDENSED STATEMENTS OF EARNINGS
(in dollars)
(unaudited)

	For the three months		For the nine months
	ended April 30,		ended April 30,
	2009	2008	2009	2008

General and administrative expense	$445	$—	$3,445	$105

Net loss	$(445)	$—	$(3,445)	$(105)

See note to condensed financial statements.

FERRELLGAS FINANCE CORP.
(A wholly-owned subsidiary of Ferrellgas, L.P.)
CONDENSED STATEMENTS OF CASH FLOWS
(in dollars)
(unaudited)

	For the nine months
	ended April 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,445)	$(105)

Cash used in operating activities	(3,445)	(105)

Cash flows from financing activities:
Capital contribution	3,445	205

Cash provided by financing activities	3,445	205

Change in cash	—	100
Cash – beginning of period	1,100	1,000

Cash – end of period	$1,100	$1,100

See note to condensed financial statements.
NOTE TO CONDENSED FINANCIAL STATEMENTS
April 30, 2009
(unaudited)
A.	Formation
Ferrellgas Finance Corp. (the “Finance Corp.”), a Delaware corporation, was formed on January 16, 2003 and is a wholly-owned subsidiary of Ferrellgas, L.P (the “Partnership”).
The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the condensed financial statements were of a normal, recurring nature.
The Finance Corp. has nominal assets, does not conduct any operations, has no employees and serves as co-issuer and co-obligor for debt securities of the Partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Our management’s discussion and analysis of financial condition and results of operations relates to Ferrellgas Partners, L.P. and Ferrellgas, L.P.
Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. have nominal assets, do not conduct any operations and have no employees other than officers. Ferrellgas Partners Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas Partners, L.P. and Ferrellgas Finance Corp. serves as co-issuer and co-obligor for debt securities of Ferrellgas, L.P. Accordingly, and due to the reduced disclosure format, a discussion of the results of operations, liquidity and capital resources of Ferrellgas Partners Finance Corp. and Ferrellgas Finance Corp. is not presented in this section.
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise:
•
“us,” “we,” “our,” “ours,” or “consolidated” are references exclusively to Ferrellgas Partners, L.P. together with its consolidated subsidiaries, including Ferrellgas Partners Finance Corp., Ferrellgas, L.P. and Ferrellgas Finance Corp., except when used in connection with “common units,” in which case these terms refer to Ferrellgas Partners, L.P. without its consolidated subsidiaries;

•	“Ferrellgas Partners” refers to Ferrellgas Partners, L.P. itself, without its consolidated subsidiaries;
•	the “operating partnership” refers to Ferrellgas, L.P., together with its consolidated subsidiaries, including Ferrellgas Finance Corp.;

•	our “general partner” refers to Ferrellgas, Inc.;

•	“Ferrell Companies” refers to Ferrell Companies, Inc., the sole shareholder of our general partner;

•	“unitholders” refers to holders of common units of Ferrellgas Partners;
•	“customers” refers to customers other than our wholesale customers or our other bulk propane distributors or marketers;
•	“retail sales” refers to Propane and other gas liquid sales: Retail – Sales to End Users or the volume of propane sold primarily to our residential, industrial/commercial and agricultural customers;
•
“wholesale sales” refers to Propane and other gas liquid sales: Wholesale – Sales to Resellers or the volume of propane sold primarily to our portable tank exchange customers and bulk propane sold to wholesale customers;

•	“other gas sales” refers to Propane and other gas liquid sales: Other Gas Sales or the volume of bulk propane sold to other third party propane distributors or marketers and refined fuel volumes sold;
•	“propane sales volume” refers to the volume of propane sold to our retail sales and wholesale sales customers; and
•	“Notes” refers to the notes of the condensed consolidated financial statements of Ferrellgas Partners or the operating partnership, as applicable.

Ferrellgas Partners is a holding entity that conducts no operations and has two direct subsidiaries, Ferrellgas Partners Finance Corp. and the operating partnership. Ferrellgas Partners’ only significant assets are its approximate 99% limited partnership interest in the operating partnership and its 100% equity interest in Ferrellgas Partners Finance Corp. The common units of Ferrellgas Partners are listed on the New York Stock Exchange and our activities are primarily conducted through the operating partnership.
The operating partnership was formed on April 22, 1994, and accounts for substantially all of our consolidated assets, sales and operating earnings, except for interest expense related to $268.0 million in the aggregate principal amount of 8.75% senior notes due 2012 co-issued by Ferrellgas Partners and Ferrellgas Partners Finance Corp.
Our general partner performs all management functions for us and our subsidiaries and holds a 1% general partner interest in Ferrellgas Partners and an approximate 1% general partner interest in the operating partnership. The parent company of our general partner, Ferrell Companies, beneficially owns approximately 30% of our outstanding common units. Ferrell Companies is owned 100% by an employee stock ownership trust.
We file annual, quarterly, and other reports and information with the SEC. You may read and download our SEC filings over the Internet from several commercial document retrieval services as well as at the SEC’s website at www.sec.gov. You may also read and copy our SEC filings at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information concerning the Public Reference Room and any applicable copy charges. Because our common units are traded on the New York Stock Exchange, under the ticker symbol of “FGP,” we also provide our SEC filings and particular other information to the New York Stock Exchange. You may obtain copies of these filings and such other information at the offices of the New York Stock Exchange located at 11 Wall Street, New York, New York 10005. In addition, our SEC filings are available on our website at www.ferrellgas.com at no cost as soon as reasonably practicable after our electronic filing or furnishing thereof with the SEC. Please note that any Internet addresses provided in this Quarterly Report on Form 10-Q are for informational purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such Internet addresses is intended or deemed to be incorporated by reference herein.
The following is a discussion of our historical financial condition and results of operations and should be read in conjunction with our historical condensed consolidated financial statements and accompanying Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.
The discussions set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections generally refer to Ferrellgas Partners and its consolidated subsidiaries. However, in these discussions there exist two material differences between Ferrellgas Partners and the operating partnership. Those material differences are:
•
because Ferrellgas Partners has issued $268.0 million in aggregate principal amount of 8.75% senior notes due fiscal 2012, the two partnerships incur different amounts of interest expense on their outstanding indebtedness; see the statements of earnings in their respective condensed consolidated financial statements and Note E – Long-term debt – in the respective notes to their condensed consolidated financial statements; and

•	Ferrellgas Partners issued common units during both fiscal 2008 and fiscal 2009.

Overview
We are a leading distributor of propane and related equipment and supplies to customers primarily in the United States and conduct our business as a single reportable operating segment. We believe that we are the second largest retail marketer of propane in the United States, and the largest national provider of propane by portable tank exchange, as measured by our propane sales volumes in fiscal 2008.
We serve approximately one million residential, industrial/commercial, portable tank exchange, agricultural, wholesale and other customers in all 50 states, the District of Columbia and Puerto Rico. Our operations primarily include the distribution and sale of propane and related equipment and supplies with concentrations in the Midwest, Southeast, Southwest and Northwest regions of the United States. Our propane distribution business consists principally of transporting propane purchased from third parties to propane distribution locations and then to tanks on customers’ premises or to portable propane tanks delivered to nationwide and local retailers. Our portable tank exchange operations, nationally branded under the name Blue Rhino, are conducted through a network of independent and partnership-owned distribution outlets. Our market areas for our residential and agricultural customers are generally rural, but also include urban areas for industrial applications. Our market area for our industrial/commercial and portable tank exchange customers is generally urban.
In the residential and industrial/commercial markets, propane is primarily used for space heating, water heating, cooking and other propane fueled appliances. In the portable tank exchange market, propane is used primarily for outdoor cooking using gas grills. In the agricultural market, propane is primarily used for crop drying, space heating, irrigation and weed control. In addition, propane is used for a variety of industrial applications, including as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts, and as a heating or energy source in manufacturing and drying processes.
The market for propane is seasonal because of increased demand during the winter months primarily for the purpose of providing heating in residential and commercial buildings. Consequently, sales and operating profits are concentrated in our second and third fiscal quarters, which are during the winter heating season of November through March. However, our propane by portable tank exchanges sales volume provides us increased operating profits during our first and fourth fiscal quarters due to its counter-seasonal business activities. It also provides us the ability to better utilize our seasonal resources at our propane distribution locations. Other factors affecting our results of operations include competitive conditions, volatility in energy commodity prices, demand for propane, timing of acquisitions and general economic conditions in the United States.
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
Weather conditions have a significant impact on demand for propane for heating purposes during the winter heating season of November through March. Accordingly, the volume of propane used by our customers for this purpose is directly affected by the severity of the winter weather in the regions we serve and can vary substantially from year to year. In any given region, sustained warmer-than-normal temperatures will tend to result in reduced propane usage, while sustained colder-than-normal temperatures will tend to result in greater usage. Although there is a direct correlation between weather and customer usage, there is a natural time lag between the onset of cold weather and increased sales to customers. Nationwide temperatures during the fiscal third quarter were 4% warmer than normal and 5% warmer than one year ago.

Our gross margin from the retail distribution of propane is primarily based on the cents-per-gallon difference between the sale price we charge our customers and our costs to purchase and deliver propane to our propane distribution locations. Our residential customers and portable tank exchange customers typically provide us a greater cents-per-gallon margin than our industrial/commercial, agricultural, wholesale and other customers. We track “Propane sales volumes,” “Revenues – Propane and other gas liquids sales” and “Gross margin – Propane and other gas liquids sales” by customer; however, we are not able to specifically allocate operating and other costs in a manner that would determine their specific profitability with a high degree of accuracy. The wholesale propane price per gallon is subject to various market conditions and may fluctuate based on changes in demand, supply and other energy commodity prices, primarily crude oil and natural gas, as propane prices tend to correlate with the fluctuations of these underlying commodities.
We employ risk management activities that attempt to mitigate price risks related to the purchase, storage, transport and sale of propane. We enter into propane sales commitments with a portion of our customers that provide for a contracted price agreement for a specified period of time. These commitments can expose us to product price risk if not immediately hedged with an offsetting propane purchase commitment. Due to the significant price decrease in propane since the beginning of fiscal 2009, most financial derivative purchase commitments we entered into to hedge propane sales commitments experienced significant losses when they settled. These losses were offset by margins on propane sales commitments that had qualified for the normal purchase normal sale exception under SFAS 133.
Most of our currently open financial derivative purchase commitments have experienced similar mark to market losses resulting from the significant price decrease in propane since the beginning of fiscal 2009. Because these financial derivative purchase commitments qualify for hedge accounting treatment under SFAS 133, the resulting liability and related mark to market losses are recorded on the balance sheet as price risk management liabilities and accumulated other comprehensive income (loss), respectively, until settled. Upon settlement, realized gains or losses on these contracts will be reclassified to “Cost of product sold-propane and other gas liquid sales” in the condensed consolidated statements of earnings. These financial derivative purchase commitment losses are expected to be offset by margins on propane sales commitments that qualify for the normal purchase normal sale exception under SFAS 133. At April 30, 2009 we estimate 86% of currently open financial derivative purchase commitments, the related propane sales commitments, and the resulting gross margin will be realized into earnings during the remainder of fiscal 2009.
Our business strategy is to:
•	capitalize on our national presence and economies of scale;

•	expand our operations through disciplined acquisitions and internal growth;

•	maximize operating efficiencies through utilization of our technology platform; and

•	align employee interests with our investors through significant employee ownership.
Forward-looking Statements
Statements included in this report include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. These statements often use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” “will,” or the negative of those terms or other variations of them or comparable terminology. These statements often discuss plans, strategies, events or developments that we expect or anticipate will or may occur in the future and are based upon the beliefs and assumptions of our management and on the information currently available to them. In particular, statements, express or implied, concerning our future operating results or our ability to generate sales, income or cash flow are forward-looking statements.

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

•	whether Ferrellgas Partners and the operating partnership will continue to meet all of the quarterly financial tests required by the agreements governing their indebtedness; and
•	our expectation that “Operating income” and “Net earnings” during the remainder of fiscal 2009 will be higher than the same period during fiscal 2008.
These forward-looking statements can also be found in the section of our Annual Report on Form 10-K for our fiscal 2008 entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When considering any forward-looking statement, you should also keep in mind the risk factors set forth in both the section in our Annual Report on Form 10-K for our fiscal 2008 entitled ”Item 1A. Risk Factors” and “Item 1A. Risk Factors” within this Form 10-Q. Any of these risks could impair our business, financial condition or results of operations. Any such impairment may affect our ability to make distributions to our unitholders or pay interest on the principal of any of our debt securities. In addition, the trading price, if any, of our securities could decline as a result of any such impairment.
Except for our ongoing obligations to disclose material information as required by federal securities laws, we undertake no obligation to update any forward-looking statements or risk factors after the date of this quarterly report.
In addition, the classification of Ferrellgas Partners and the operating partnership as partnerships for federal income tax purposes means that we do not generally pay federal income taxes. We do, however, pay taxes on the income of our subsidiaries that are corporations. See the section in our Annual Report on Form 10-K for our fiscal 2008 entitled “Item 1A. Risk Factors — Tax Risks.” The IRS could treat us as a corporation for tax purposes or changes in federal or state laws could subject us to entity-level taxation, which would substantially reduce the cash available for distribution to our unitholders.

Results of Operations
Three months ended April 30, 2009 compared to April 30, 2008

			Favorable
(amounts in thousands)			(Unfavorable)
Three months ended April 30,	2009	2008	Variance

Propane sales volumes (gallons):
Retail – Sales to End Users	183,683	204,683	(21,000)	(10)%
Wholesale – Sales to Resellers	55,523	47,427	8,096	17%

	239,206	252,110	(12,904)	(5)%

Revenues –
Propane and other gas liquids sales:
Retail – Sales to End Users	$343,712	$461,201	$(117,489)	(25)%
Wholesale – Sales to Resellers	110,590	112,126	(1,536)	(1)%
Other Gas Sales	7,548	48,016	(40,468)	(84)%

	$461,850	$621,343	$(159,493)	(26)%

Gross margin –
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$124,708	$134,285	$(9,577)	(7)%
Wholesale – Sales to Resellers	40,979	29,197	11,782	40%
Other Gas Sales	282	2,486	(2,204)	(89)%

	$165,969	$165,968	$1	—%

Operating income	$57,325	$57,027	$298	1%
Interest expense	22,027	21,214	(813)	(4)%
Interest expense — operating partnership	16,100	15,289	(811)	(5)%

(a)	Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”
Propane sales volumes during the three months ended April 30, 2009 decreased 12.9 million gallons from that of the prior year period due primarily to 21.0 million of decreased gallon sales to our retail customers. This decrease was partially offset by an 8.1 million increase in gallon sales to our wholesale customers. We believe retail sales volumes decreased primarily due to temperatures being 5% warmer than the prior year period and due to customer conservation associated with the current overall weak economic environment. Wholesale sale volumes increased due to our emphasis on expanding this portion of our business.
The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the three months ended April 30, 2009 averaged 57% less than the prior year period. The wholesale market price averaged $0.65 and $1.50 per gallon during the three months ended April 2009 and 2008, respectively.
Revenues — Propane and other gas liquids sales
Retail sales decreased $117.5 million compared to the prior year period. This decrease resulted primarily from a $70.2 million decrease in sales price per gallon resulting from a significant reduction in the wholesale market price of propane and a $47.3 million decrease due to lower propane sales volumes, both as discussed above.
Other gas sales decreased $40.5 million compared to the prior year period. This decrease resulted primarily from a $31.7 million decrease due to lower propane sales volumes and a $7.1 million decrease in sales price per gallon.

Gross margin — Propane and other gas liquids sales
Retail sales gross margin decreased $9.6 million compared to the prior year period. This decrease resulted primarily from a $13.8 million decrease due to lower propane sales volumes, as discussed above, partially offset by a $4.2 million increase in gross margin. Gross margin increased primarily due to our ability to maintain a slower pace of decreasing sales prices despite a significant decrease in the wholesale market price of propane, as discussed above.
Wholesale sales gross margin increased $11.8 million compared to the prior year period. This increase resulted primarily from a $6.8 million increase in gross margin per gallon and a $5.0 million increase due to higher propane sales volumes, as discussed above. Gross margin increased primarily due to our ability to maintain a slower pace of decreasing sales prices despite a significant decrease in the wholesale market price of propane, as discussed above.
Operating income
Operating income increased $0.3 million compared to the prior year period primarily due to a $2.4 million decrease in “General and administrative expense” a $2.0 million decrease in “Employee stock ownership plan ownership charges” and a $1.7 million decrease in “Equipment lease expense”. These favorable results were partially offset by a $5.3 million decrease in gross margin from “Revenues: Other” and a $1.6 million increase in “Operating expense”. General and administrative expense decreased primarily due to $1.7 million in personnel and performance based incentive expenses savings. Employee stock ownership plan ownership charges decreased primarily due to the effect of lower Ferrellgas common unit prices during the current year period. Equipment lease expense decreased primarily due to $1.1 million in computer related lease expense. Revenue: Other decreased primarily due to $10.5 million of miscellaneous fees billed to customers in the prior year period that were not repeated during the current year period, which were somewhat offset by a $1.6 million increase in appliance sales gross margin. Operating expenses increased primarily due to $3.8 million in personnel expenses that were partially offset by a $2.5 million decrease in fuel costs and a $1.0 million decrease in bad debt expense.
Interest expense — consolidated
Interest expense for the three months ended April 30, 2009 increased $0.8 million due to a $1.7 million increase in interest rates primarily from the debt issuance in August 2008 and a $1.4 million increase in discount amortization on the debt issuance in August 2008 at 85% of par. These increases were partially offset by a $3.1 million reduction in expense due to decreased borrowings on our unsecured credit facility.
Interest expense — operating partnership
Interest expense for the three months ended April 30, 2009 increased $0.8 million due to a $1.7 million increase in interest rates primarily from the debt issuance in August 2008 and a $1.4 million increase in discount amortization on the debt issuance in August 2008 at 85% of par. These increases were partially offset by a $3.1 million reduction in expense due to decreased borrowings on our unsecured credit facility.

Nine months ended April 30, 2009 compared to April 30, 2008

			Favorable
(amounts in thousands)			(Unfavorable)
Nine months ended April 30,	2009	2008	Variance

Propane sales volumes (gallons):
Retail – Sales to End Users	556,078	567,247	(11,169)	(2)%
Wholesale – Sales to Resellers	169,293	131,412	37,881	29%

	725,371	698,659	26,712	4%

Revenues –
Propane and other gas liquids sales:
Retail – Sales to End Users	$1,149,969	$1,230,370	$(80,401)	(7)%
Wholesale – Sales to Resellers	353,098	302,911	50,187	17%
Other Gas Sales	43,207	131,453	(88,246)	(67)%

	$1,546,274	$1,664,734	$(118,460)	(7)%

Gross margin –
Propane and other gas liquids sales: (a)
Retail – Sales to End Users	$403,513	$367,727	$35,786	10%
Wholesale – Sales to Resellers	100,320	84,681	15,639	18%
Other Gas Sales	288	(92)	380	NM

	$504,121	$452,316	$51,805	11%

Operating income	$161,862	$127,852	$34,010	27%
Interest expense	69,090	66,351	(2,739)	(4)%
Interest expense — operating partnership	51,311	48,566	(2,745)	(6)%

NM –	not meaningful

(a)	Gross margin from propane and other gas liquids sales represents “Propane and other gas liquids sales” less “Cost of product sold – propane and other gas liquids sales.”
Propane sales volumes during the nine months ended April 30, 2009 increased 26.7 million gallons from that of the prior year period due primarily to 37.9 million of increased gallon sales to our wholesale customers. This increase was partially offset by an 11.2 million decrease in gallon sales to our retail customers. Although temperatures were 2% colder than those of the prior year period, we believe retail sales volumes decreased primarily due to customer conservation associated with the current overall weak economic environment. Wholesale sale volumes increased due to our emphasis on expanding this portion of our business.
The wholesale market price at one of the major supply points, Mt. Belvieu, Texas, during the nine months ended April 30, 2009 averaged 36% less than the prior year period. The wholesale market price averaged $0.92 and $1.44 per gallon during the nine months ended April 30, 2009 and 2008, respectively.

Revenues — Propane and other gas liquids sales
Retail sales decreased $80.4 million compared to the prior year period. This decrease resulted primarily from a $56.2 million decrease in sales price per gallon and a $24.2 million decreased due to lower propane sales volumes, both as discussed above.
Wholesale sales increased $50.2 million compared to the prior year period. This increase resulted primarily from an $87.3 million increase due to higher propane sales volumes. This increase was partially offset by a $37.1 million decreased in sales price per gallon, both as discussed above.
Other gas sales decreased $88.2 million compared to the prior year period. This decrease resulted primarily from a $73.4 million decrease due to lower propane sales volumes and a $13.0 million decrease in sales price per gallon.
Gross margin — Propane and other gas liquids sales
Retail sales gross margin increased $35.8 million compared to the prior year period. This increase resulted primarily from a $43.0 million increase in gross margin, partially offset by a $7.2 million decrease in propane sales volumes, as discussed above. Gross margin increased primarily due to our ability to maintain a slower pace of decreasing sales prices despite a significant decrease in the wholesale market price of propane, as discussed above.
Wholesale sales gross margin increased $15.6 million compared to the prior year period. This increase resulted primarily from a $24.3 million increase in propane sales volumes, partially offset by an $8.7 million decrease in gross margin per gallon.
Operating income
Operating income increased $34.0 million compared to the prior year period primarily due to the $51.8 million increase in “Gross margin — Propane and other gas liquids sales” as discussed above, a $4.8 million decrease in “Employee stock ownership plan ownership charges”, a $4.4 million decrease in “General and administrative expense” and a $4.1 million decrease in “Equipment lease expense.” These increases were partially offset by a $22.1 million increase in “Operating expense” and a $10.6 million decrease in gross margin from “Revenues: Other.” Employee stock ownership plan ownership charges decreased primarily due to the effect of lower Ferrellgas common unit prices during the current year period. General and administrative expense decreased primarily due to $2.7 million in other corporate overhead expenses incurred in fiscal 2008 that were not repeated in fiscal 2009 and $1.5 million in personnel and performance based incentive expenses savings. Equipment lease expense decreased primarily due to $2.3 million in computer related lease expense. Operating expense increased primarily due to $16.4 million personnel costs, $3.4 million in vehicle repair costs, $3.4 million in selling expenses and $3.0 million in plant and office expenses which were partially offset by a $1.9 million decrease in fuel costs and a $1.8 million decrease in bad debt expense. Revenue: Other decreased primarily due to $9.4 million of miscellaneous fees billed to customers in the prior year period that were not repeated during the current year period.
Interest expense — consolidated
Interest expense for the nine months ended April 30, 2009 increased $2.7 million primarily due to a $4.1 million increase in discount amortization on the debt issuance in August, 2008 at 85% of par, an increase of $3.4 million due to an increase in interest rates primarily from the debt issuance in August 2008 and a $1.9 million increase in letter of credit and related fees. These increases were partially offset by a $6.6 million reduction in expense due to decreased borrowings on our unsecured credit facility.
Interest expense — operating partnership
Interest expense for the nine months ended April 30, 2009 increased $2.7 million primarily due to a $4.1 million increase in discount amortization on the debt issuance in August, 2008 at 85% of par, an increase of $3.4 million due to an increase in interest rates primarily from the debt issuance in August 2008 and a $1.9 million increase in letter of credit and related fees. These increases were partially offset by a $6.6 million reduction in expense due to decreased borrowings on our unsecured credit facility.
Forward looking statements
We expect increases during the remainder of fiscal 2009 for “Operating income” and “Net earnings” as compared to the same period during fiscal 2008 due to our assumption that interest rates will remain relatively stable during the remainder of fiscal 2009.

Liquidity and Capital Resources
General
Our liquidity and capital resources enable us to fund our working capital requirements, letter of credit requirements, debt service payments, acquisition and capital expenditures and distributions to our unitholders. Our liquidity may be affected by an inability to access the capital markets or by unforeseen demands on cash. This situation may arise due to circumstances beyond our control, such as a general market disruption. During the current fiscal year period, there has been unprecedented uncertainty in the financial and commodity markets that has brought potential additional risks to Ferrellgas. These risks include limited access to debt and equity markets which may limit our ability to issue debt and equity at yields acceptable to us, less availability and higher costs of credit, margin calls on risk management activities in excess of our ability to fund, potential counterparty defaults, and further commercial bank failures.
Recently, our access to capital markets has improved as we have successfully renewed our accounts receivable securitization facility and completed a public offering of 5.0 million common units during the quarter ended April 30, 2009. If this access to capital markets continues, we believe we will continue to have sufficient access to capital markets at yields acceptable to us to support our expected growth expenditures and refinancing of debt maturities including the renewal of our $448.0 million unsecured credit facility which expires in April, 2010. Our disciplined approach to fund necessary capital spending and other partnership needs, combined with sufficient trade credit to operate our business efficiently and available credit under our credit facility should provide us the means to meet our anticipated liquidity and capital resource requirements.
During periods of high volatility our risk management activities expose us to the risk of counterparty margin calls in amounts greater than we have the capacity to fund. Likewise our counterparties may not be able to fulfill their margin calls to us or may default on the settlement of positions with us.
Our working capital requirements are subject to, among other things, the price of propane, delays in the collection of receivables, volatility in energy commodity prices, liquidity imposed by insurance providers, downgrades in our credit ratings, decreased trade credit, significant acquisitions, the weather and other changes in the demand for propane. Relatively colder weather or higher propane prices during the winter heating season are factors that could significantly increase our working capital requirements.
Our ability to satisfy our obligations is dependent upon our future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond our control. Due to the seasonality of the retail propane distribution business, a significant portion of our cash flow from operations is generated during the winter heating season, which occurs during our second and third fiscal quarters. Our net cash provided by operating activities primarily reflects earnings from our business activities adjusted for depreciation and amortization and changes in our working capital accounts. Historically, we generate significantly lower net cash from operating activities in our first and fourth fiscal quarters as compared to the second and third fiscal quarters because fixed costs generally exceed revenues and related costs and expenses during the non-peak heating season. Subject to meeting the financial tests discussed below, our general partner believes that the operating partnership will have sufficient funds available to meet its obligations, and to distribute to Ferrellgas Partners sufficient funds to permit Ferrellgas Partners to meet its obligations for the remainder of fiscal 2009 and in fiscal 2010.

Subject to the risk factors identified in “Item 1A. Risk Factors” of this report and in our Annual Report on Form 10-K for our fiscal 2008, our general partner believes we will have sufficient funds available to distribute to Ferrellgas Partners sufficient cash to pay the minimum quarterly distribution on all of its common units for the remainder of fiscal 2009 and in fiscal 2010. A quarterly distribution of $0.50 is expected to be paid on June 12, 2009, to all common units that were outstanding on June 5, 2009. This represents the fifty-ninth consecutive minimum quarterly distribution paid to our common unitholders dating back to October 1994.
Our credit facility, public debt, private debt and accounts receivable securitization facility contain several financial tests and covenants restricting our ability to pay distributions, incur debt and engage in certain other business transactions. In general, these tests are based on our debt-to-cash flow ratio and cash flow-to-interest expense ratio. Our general partner currently believes that the most restrictive of these tests are debt incurrence limitations under the terms of our credit and accounts receivable securitization facilities and limitations on the payment of distributions within our 8.75% senior notes due 2012. The credit and accounts receivable securitization facilities generally limit the operating partnership’s ability to incur debt if it exceeds prescribed ratios of either debt to cash flow or cash flow to interest expense. Our 8.75% senior notes restrict payments if a minimum ratio of cash flow to interest expense is not met, assuming certain exceptions to this ratio limit have previously been exhausted. This restriction places limitations on our ability to make restricted payments such as the payment of cash distributions to our unitholders. The cash flow used to determine these financial tests generally is based upon our most recent cash flow performance giving pro forma effect for acquisitions and divestitures made during the test period. Our credit facility, public debt, private debt and accounts receivable securitization facility do not contain early repayment provisions related to a potential decline in our credit rating.
As of April 30, 2009, we met all the required quarterly financial tests and covenants. Based upon current estimates of our cash flow, our general partner believes that we will be able to continue to meet all of the required quarterly financial tests and covenants for the remainder of fiscal 2009 and in fiscal 2010. However, we may not meet the applicable financial tests in future quarters if we were to experience:
•	significantly warmer than normal winter temperatures;

•	a continued volatile energy commodity cost environment;

•	an unexpected downturn in business operations;

•	a sustained general economic downturn in the United States; or

•	a material downturn in the credit and/or equity markets.
Failure to meet applicable financial tests could have a materially adverse effect on our operating capacity and cash flows and could restrict our ability to incur debt or to make cash distributions to our unitholders, even if sufficient funds were available. Depending on the circumstances, we may consider alternatives to permit the incurrence of debt or the continued payment of the quarterly cash distribution to our unitholders. No assurances can be given, however, that such alternatives can or will be implemented with respect to any given quarter.
We expect our future capital expenditures and working capital needs to be provided by a combination of cash generated from future operations, existing cash balances, the credit facility or the accounts receivable securitization facility. See additional information about the accounts receivable securitization facility in “Operating Activities – Accounts receivable securitization.” In order to reduce existing indebtedness, fund future acquisitions and expansive capital projects, we may obtain funds from our facilities, we may issue additional debt to the extent permitted under existing financing arrangements or we may issue additional equity securities, including, among others, common units. Current uncertainties in both credit and equity markets could potentially limit our ability to reduce significant indebtedness or fund material future acquisitions and capital projects.

Toward this purpose, the following registration statements were effective upon filing or declared effective by the SEC:
•
a shelf registration statement for the periodic sale of up to $750.0 million common units, debt securities and/or other securities; Ferrellgas Partners Finance Corp. may, at our election, be the co-issuer and co-obligor on any debt securities issued by Ferrellgas Partners under this shelf registration statement; as of April 30, 2009, we had $750.0 million available under this shelf registration statement;

•
an “acquisition” shelf registration statement for the periodic sale of up to $250.0 million of common units to fund acquisitions; as of April 30, 2009 we had $235.5 million available under this shelf agreement; and

•
a shelf registration statement for the periodic sale of up to $200.0 million of common units in connection with the Ferrellgas Partners’ direct purchase and distribution reinvestment plan; as of April 30, 2009 we had $200.0 million available under this shelf agreement.

Operating Activities
Net cash provided by operating activities was $193.7 million for the nine months ended April 30, 2009, compared to net cash provided by operating activities of $92.5 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $160.5 million decrease in working capital requirements and a $21.4 million increase in cash flow from operations. These increases were partially offset by a $79.0 million decrease in net funding from our accounts receivable securitization facility. The decrease in working capital requirements was primarily due to $100.4 million from the timing of accounts receivable billings and collections and $52.8 million from the timing and decreased cost per gallon of inventory purchases. The $79.0 million decrease in net funding from our accounts receivable securitization facility is due to a decrease in trade accounts receivable eligible for sale to the securitization facility. The increase in cash flow from operations is primarily due to a $24.2 million increase in net earnings.
Accounts receivable securitization
Cash flows from our accounts receivable securitization facility decreased $79.0 million. We remitted net funding of $8.0 million to this facility during the nine months ended April 30, 2009 as compared to receiving net funding of $71.0 million from this facility in the prior year period.
Our strategy is to maximize liquidity by utilizing the accounts receivable securitization facility along with borrowings under the operating partnership’s credit facility. See additional discussion about the operating partnership’s credit facility in “Financing Activities – credit facility.” Our utilization of the accounts receivable securitization facility is limited by the amount of accounts receivable that we are permitted to transfer according to the facility agreement. This arrangement allows for the proceeds of up to $145.0 million from the sale of accounts receivable, depending on the available undivided interests in our accounts receivable from certain customers. We renewed this facility effective April 20, 2009, for a 364-day commitment with JPMorgan Chase Bank, N.A., Falcon Asset Securitization Company, LLC and Fifth Third Bank. At April 30, 2009, we had received cash proceeds of $65.0 million related to the transfer of our trade accounts receivable to the accounts receivable securitization facility with the ability to receive cash proceeds, at our option, of an additional $4.0 million. As our trade accounts receivable increase during the winter heating season, the securitization facility permits us to transfer additional trade accounts receivable to the facility, thereby providing additional cash for working capital needs. This transaction is reflected in our condensed consolidated financial statements as a sale of accounts receivable and a retained interest in transferred accounts receivable in accordance with SFAS 140.

The operating partnership
Net cash provided by operating activities was $205.8 million for the nine months ended April 30, 2009, compared to net cash provided by operating activities of $104.7 million for the prior year period. This increase in cash provided by operating activities was primarily due to a $160.4 million decrease in working capital requirements and a $21.4 million increase in cash flow from operations. These increases were partially offset by a $79.0 million decrease in net funding from our accounts receivable securitization facility. The decrease in working capital requirements was primarily due to $100.4 million from the timing of accounts receivable billings and collections and $52.8 million from the timing and decreased cost per gallon of inventory purchases. The $79.0 million decrease in net funding from our accounts receivable securitization facility is due to a decrease in trade accounts receivable eligible for sale to the securitization facility. The increase in cash flow from operations is primarily due to a $24.4 million increase in net income.
Investing Activities
Net cash used in investing activities was $40.6 million for the nine months ended April 30, 2009, compared to net cash used in investing activities of $25.5 million for the prior year period. This increase in net cash used in investing activities is primarily due to increased capital expenditures related to cylinder exchange activity.
Financing Activities
During the nine months ended April 30, 2009, net cash used in financing activities was $157.1 million compared to net cash used in financing activities of $66.9 million for the prior year period. The increase in net cash used in financing activities was primarily due to a $97.4 decrease in the need for short term borrowings to fund working capital requirements and a $57.0 million reduction in long-term borrowings, which were somewhat offset by $69.4 million of proceeds from the issuance of common units.
Distributions
Ferrellgas Partners paid a $0.50 per unit quarterly distribution on all common units, as well as the related general partner distributions, totaling $98.1 million during the nine months ended April 30, 2009 in connection with the distributions declared for the three months ended July 31, 2008, October 31, 2008, and January 31, 2009. The quarterly distribution on all common units and the related general partner distributions for the three months ended April 30, 2009 of $34.4 million are expected to be paid on June 12, 2009 to holders of record on June 5, 2009.
Credit facility
Due to a significant drop in propane prices during the first quarter of fiscal 2009, we experienced a significant increase in margin calls related to unfavorable risk management hedging positions. In order to continue to fulfill these margin calls with cost effective letters of credit, we executed a second amendment to our Fifth Amended and Restated Credit Agreement due 2010 which increased the letter of credit sublimit from $90.0 million to $200.0 million through February 28, 2009 and to $150.0 million thereafter. The letter of credit sublimit is part of, and not in addition to, the aggregate credit facility commitment. The amendment also requires us to cash collateralize any outstanding letter of credit obligations in an amount equal to the pro rata share of any defaulting lender.
On April 20, 2009, we terminated the $150.0 million unsecured credit facility due August 1, 2009. In conjunction with this termination, we paid down the total borrowings outstanding under this facility of $95.0 million using borrowing capacity available under the $448.0 million unsecured credit facility due April 2010.

Availability under our credit facility as of April 30, 2009 and July 31, 2008 are shown below.

	April 30,	July 31,
	2009	2008
Total borrowing capacity	$448,000	$598,000
Less: Letters of credit outstanding	(76,915)	(42,312)
Cash borrowings outstanding	(120,000)	(361,000)

Credit facility availability	$251,085	$194,688

All cash borrowings under our unsecured credit facility bear interest, at our option, at a rate equal to either:
•
a base rate, which is defined as the higher of the federal funds rate plus 0.5% or Bank of America’s prime rate (as of April 30, 2009, the federal funds rate and Bank of America’s prime rate were 0.20% and 3.25%, respectively); or

•	the Eurodollar Rate plus a margin varying from 1.5% to 2.5% (as of April 30, 2009, the one-month and three-month Eurodollar Rates were 0.90% and 1.4%, respectively).
In addition, an annual commitment fee is payable on the daily unused portion of our unsecured credit facility at a per annum rate varying from 0.375% to 0.5% (as of April 30, 2009, the commitment fee per annum rate was 0.375%).
All standby letter of credit commitments under our unsecured credit facility bear fees equal to an applicable rate (as of April 30, 2009, the rate was 1.75%) times the daily maximum amount available to be drawn under such letter of credit. Letter of credit fees are computed on a quarterly basis in arrears.
February 2009 common unit offering
In February 2009, we completed a registered public offering of 5.0 million common units representing limited partner interests. This transaction was comprised of both an original offering of 4.5 million common units and an overallotment offering of 0.5 million common units. The net proceeds received from this offering of $69.4 million were used to reduce long term borrowings under our unsecured credit facility.
Debt issuance and repayment
During August 2008, the operating partnership made scheduled principal payments of $52.0 million on the 7.12% Series C senior notes using proceeds from borrowings on the unsecured credit facility due 2010.
During August 2008, the operating partnership issued $200.0 million in aggregate principal amount of its 6.75% senior notes due 2014 at an offering price equal to 85% of par. The proceeds from this offering were used to reduce outstanding indebtedness under our unsecured credit facility due 2010.
Future debt repayments
On August 1, 2009, the operating partnership must make scheduled principal payments of $73.0 million on the 8.87% Series C senior notes. We plan to fund this repayment with borrowings from the capacity available under the unsecured credit facility due April 2010, which was increased after using the proceeds from both the February 2009 common unit offering and the August 2008 debt issuance. See discussion of related risk factors in “Item 1A. Risk Factors.”

We believe that the liquidity available from our unsecured credit facility and the accounts receivable securitization facility will be sufficient to meet our capital expenditure, working capital, debt service and letter of credit requirements through August 1, 2009. See “Operating Activities” for discussion about our accounts receivable securitization facility. However, if we were to experience an unexpected significant increase in these requirements, our needs could exceed our immediately available resources. Events that could cause increases in these requirements include, but are not limited to the following:
•	a significant increase in the wholesale cost of propane;
•	a significant delay in the collections of accounts receivable;
•	increased volatility in energy commodity prices related to risk management activities;
•	increased liquidity requirements imposed by insurance providers;
•	a significant downgrade in our credit rating leading to decreased trade credit; or
•	a significant acquisition.
If one or more of these or other events caused a significant use of available funding, we may consider alternatives to provide increased liquidity and capital funding. No assurances can be given, however, that such alternatives would be available, or, if available, could be implemented. See discussion of related risk factors in “Item 1A. Risk Factors.”
The operating partnership
The financing activities discussed above also apply to the operating partnership except for cash flows related to distributions and contributions received, as discussed below.
Distributions
The operating partnership paid cash distributions of $111.0 million during the nine months ended April 30, 2009. The operating partnership expects to pay cash distributions of $46.6 million on June 12, 2009.
Contributions received by the operating partnership
In February 2009, the operating partnership received cash contributions of $69.4 million and $0.7 million from Ferrellgas Partners and the general partner, respectively, primarily in connection with the issuance by Ferrellgas Partners of 5.0 million common units. The net proceeds received from this offering of $69.4 million were used to reduce long term borrowings under its unsecured credit facility.
Disclosures about Effects of Transactions with Related Parties
We have no employees and are managed and controlled by our general partner. Pursuant to our partnership agreement, our general partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on our behalf, and all other necessary or appropriate expenses allocable to us or otherwise reasonably incurred by our general partner in connection with operating our business. These reimbursable costs, which totaled $176.6 million for the nine months ended April 30, 2009, include operating expenses such as compensation and benefits paid to employees of our general partner who perform services on our behalf, as well as related general and administrative expenses.
Related party common unitholder information consisted of the following:

	Common unit	Distributions paid during
	ownership at	the nine months ended
	April 30, 2009	April 30, 2009
Ferrell Companies (1)	20,081	$30,121
FCI Trading Corp. (2)	196	294
Ferrell Propane, Inc. (3)	51	77
James E. Ferrell (4)	4,353	6,500

(1)	Ferrell Companies is the sole shareholder of our general partner.

(2)	FCI Trading Corp. is an affiliate of the general partner and is wholly-owned by Ferrell Companies.

(3)	Ferrell Propane, Inc. is wholly-owned by our general partner.

(4)	James E. Ferrell is the Chairman and Chief Executive Officer of our general partner.

During the nine months ended April 30, 2009, Ferrellgas Partners and the operating partnership together paid the general partner distributions of $2.1 million.
On May 27, 2009 Ferrellgas Partners declared distributions to Ferrell Companies, FCI Trading Corp., Ferrell Propane, Inc. and James E. Ferrell (indirectly) of $10.0 million, $0.1 million, $26 thousand, and $2.2 million, respectively, to be paid on June 12, 2009.
   During the nine months ended April 30, 2009 we received payments totaling $195 thousand for services provided to and sublease revenue receipts from Samson Dental Practice Management, LLC, a company wholly-owned by James E. Ferrell.
See Note H – Transactions with related parties – and Note F – Partners’ capital – to our condensed consolidated financial statements for additional discussion regarding the effects of transactions with related parties.
Other than the August 2008 issuance of $200.0 million in aggregate principal amount of our 6.75% senior notes, as discussed in Note E – Long-term debt, we have had no material changes in our contractual obligations that were outside the ordinary course of business since our disclosure in our Annual Report on Form 10-K for our fiscal 2008.
See Note B – Summary of significant accounting policies – to our condensed consolidated financial statements for discussion regarding the adoption of new accounting standards in the current fiscal year.
We have no material changes to our critical accounting policies and estimates since our disclosure in our Annual Report on Form 10-K for our fiscal 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We did not enter into any risk management trading activities during the nine months ended April 30, 2009. Our remaining market risk sensitive instruments and positions have been determined to be “other than trading.”
Commodity Price Risk Management
Our risk management activities primarily attempt to mitigate price risks related to the purchase, storage, transport and sale of propane generally in the contract and spot markets from major domestic energy companies on a short-term basis. We attempt to mitigate these price risks through the use of financial derivative instruments and forward propane purchase and sales contracts.
Our risk management strategy involves taking positions in the forward or financial markets that are equal and opposite to our positions in the physical products market in order to minimize the risk of financial loss from an adverse price change. This risk management strategy is successful when its gains or losses in the physical product markets are offset by its losses or gains in the forward or financial markets. These financial derivatives are designated as cash flow hedges.
Our risk management activities include the use of financial derivative instruments including, but not limited to, price swaps, options, futures and basis swaps to seek protection from adverse price movements and to minimize potential losses. We enter into these financial derivative instruments directly with third parties in the over-the-counter market and with brokers who are clearing members with the New York Mercantile Exchange. We also enter into forward propane purchase and sales contracts with counterparties. These forward contracts qualify for the normal purchase normal sales exception within SFAS 133 and are therefore not recorded prior to settlement on our financial statements.

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
We have prepared a sensitivity analysis to estimate the exposure to market risk of our energy commodity positions. Forward contracts, futures, swaps and options outstanding as of April 30, 2009 and July 31, 2008, that were used in our risk management activities were analyzed assuming a hypothetical 10% adverse change in prices for the delivery month for all energy commodities. The potential loss in future earnings from these positions due to a 10% adverse movement in market prices of the underlying energy commodities was estimated at $4.0 million and $1.3 million as of April 30, 2009 and July 31, 2008, respectively. The preceding hypothetical analysis is limited because changes in prices may or may not equal 10%, thus actual results may differ.
    Our sensitivity analysis includes designated hedging and the anticipated transactions associated with these hedging transactions. These hedging transactions are anticipated to be 100% effective; therefore, there is no effect on our sensitivity analysis from these hedging transactions. To the extent option contracts are used as hedging instruments for anticipated transactions we have included the offsetting effect of the anticipated transactions, only to the extent the option contracts are in the money, or would become in the money as a result of the 10% hypothetical movement in prices. All other anticipated transactions for risk management activities have been excluded from our sensitivity analysis.
Credit Risk
We maintain credit policies with regard to our counterparties for propane procurement that we believe significantly minimize overall credit risk. These policies include an evaluation of counterparties’ financial condition (including credit ratings), and entering into agreements with counterparties that govern credit guidelines.
These counterparties consist of major energy companies who are suppliers, wholesalers, retailers, end users and financial institutions. The overall impact due to certain changes in economic, regulatory and other events may impact our overall exposure to credit risk, either positively or negatively in that counterparties may be similarly impacted. Based on our policies, exposures, credit and other reserves, management does not anticipate a material adverse effect on financial position or result of operations as a result of counterparty performance.
Interest Rate Risk
At April 30, 2009 and July 31, 2008, we had $120.0 million and $361.0 million, respectively, in variable rate credit facility borrowings. Thus, assuming a one percent increase in our variable interest rate, our interest rate risk related to the borrowings on our variable rate credit facility would result in a loss in future earnings of $1.2 million for the twelve months ending April 30, 2009. The preceding hypothetical analysis is limited because changes in interest rates may or may not equal one percent, thus actual results may differ.
ITEM 4. CONTROLS AND PROCEDURES.
An evaluation was performed by the management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp., with the participation of the principal executive officer and principal financial officer of our general partner, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, were effective.

The management of Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., Ferrellgas, L.P., and Ferrellgas Finance Corp. does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the above mentioned Partnerships and Corporations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and the principal executive officer and principal financial officer of our general partner have concluded, as of April 30, 2009, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.
During the most recent fiscal quarter ended April 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
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
ITEM 1A. RISK FACTORS.
Risks Inherent in the Distribution of Propane
If the world-wide financial crisis continues for an extended period of time or intensifies in the near term, potential disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of debt and equity issuances for liquidity requirements, our ability to meet long-term commitments and our ability to hedge effectively; each could adversely affect our results of operations, cash flows and financial condition.
We rely on our ability to access the capital and credit markets at rates and terms reasonable to us. If the worldwide financial crisis continues for an extended period of time or intensifies in the near term, our ability to access capital and credit markets at rates and terms reasonable to us may be significantly impaired. This could limit our ability to access capital or credit markets for working capital needs, risk management activities and long-term debt maturities, or could force us to access capital and credit markets at rates or terms normally considered to be unreasonable or force us to take other aggressive actions including the suspension of our quarterly distribution.

The counterparties to our commodity derivative and financial derivative contracts may not be able to perform their obligations to us, which could materially affect our cash flows and results of operations.
The worldwide financial crisis has contributed to significant volatility in the oil and gas commodities sector. If this volatility continues for an extended period of time or intensifies in the near term, we could experience counterparty defaults on our commodity and financial derivative contracts. This could impair our ability to procure product or procure it at prices reasonable to us.
Sudden and sharp wholesale propane price decreases may result in customers not fulfilling their obligations under contracted pricing arrangements previously entered into with us. The decreased sales volumes of these higher sales price arrangements may adversely affect our profit margins.
We may attempt to lock-in a gross margin per gallon on our contracted sales commitments by immediately hedging or entering into a fixed price propane purchase contract. If we were to experience sudden and sharp propane price decreases, our customers may not fulfill their obligation to purchase propane from us at their previously contracted price per gallon and we may not be able to sell the related hedged or fixed price propane at a profitable sales price per gallon in the current pricing environment.
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K, which could materially affect our business, financial condition, or results of operations. The risks described in our 2008 Annual Report on Form 10-K are not the only risks we face.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The exhibits listed below are furnished as part of this Quarterly Report on Form 10-Q. Exhibits required by Item 601 of Regulation S-K of the Securities Act, which are not listed, are not applicable.

Exhibit
Number	Description
3.1
Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of February 18, 2003. Incorporated by reference to Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

3.2
First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of March 8, 2005. Incorporated by reference to Exhibit 3.2 to our registration statement on Form S-3 filed March 6, 2009.

3.3
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P., dated as of June 29, 2005. Incorporated by reference to Exhibit 3.3 to our registration statement on Form S-3 filed March 6, 2009.

3.4
Third Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Ferrellgas Partners, L.P. dated as of October 11, 2006. Incorporated by reference to Exhibit 3.4 to our registration statement on Form S-3 filed March 6, 2009.

3.5
Certificate of Incorporation for Ferrellgas Partners Finance Corp. filed with the Delaware Division of Corporations on March 28, 1996. Incorporated by reference to Exhibit 3.6 to our registration statement on Form S-3 filed March 6, 2009.

3.6	Bylaws of Ferrellgas Partners Finance Corp. Incorporated by reference to Exhibit 3.7 to our registration statement on Form S-3 filed March 6, 2009.

3.7
Third Amended and Restated Agreement of Limited Partnership of Ferrellgas, L.P., dated as of April 7, 2004. Incorporated by reference to Exhibit 3.5 to our registration statement on Form S-3 filed March 6, 2009.

3.8
Certificate of Incorporation of Ferrellgas Finance Corp. filed with the Delaware Division of Corporations on January 16, 2003. Incorporated by reference to Exhibit 3.8 to our registration statement on Form S-3 filed March 6, 2009.

3.9	Bylaws of Ferrellgas Finance Corp. adopted as of January 16, 2003. Incorporated by reference to Exhibit 3.9 to our registration statement on Form S-3 filed March 6, 2009.

4.1
Specimen Certificate evidencing Common Units representing Limited Partner Interests. Incorporated by reference to Exhibit A of Exhibit 3.1 to our registration statement on Form S-3 filed March 6, 2009.

Exhibit
Number	Description
4.2
Indenture dated as of September 24, 2002, with form of Note attached, among Ferrellgas Partners, L.P., Ferrellgas Partners Finance Corp., and U.S. Bank National Association, as trustee, relating to $170,000,000 aggregate principal amount of the Registrant’s 8 3/4% Senior Notes due 2012. Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.3
Indenture dated as of April 20, 2004, with form of Note attached, among Ferrellgas Escrow LLC and Ferrellgas Finance Escrow Corporation and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.4	Ferrellgas, L.P. Note Purchase Agreement, dated as of July 1, 1998, relating to:

$109,000,000 6.99% Senior Notes, Series A, due August 1, 2005, $37,000,000 7.08% Senior Notes, Series B, due August 1, 2006, $52,000,000 7.12% Senior Notes, Series C, due August 1, 2008, $82,000,000 7.24% Senior Notes, Series D, due August 1, 2010, and $70,000,000 7.42% Senior Notes, Series E, due August 1, 2013. Incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.5
Ferrellgas, L.P. Note Purchase Agreement, dated as of February 1, 2000, relating to: $21,000,000 8.68% Senior Notes, Series A, due August 1, 2006, $90,000,000 8.78% Senior Notes, Series B, due August 1, 2007, and $73,000,000 8.87% Senior Notes, Series C, due August 1, 2009. Incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.6
Indenture dated as of August 4, 2008, with form of Note attached, among Ferrellgas, L.P., Ferrellgas Finance Corp. and U.S. Bank National Association, as trustee, relating to 6 3/4% Senior Notes due 2014. Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 5, 2008.

4.7
Registration Rights Agreement dated as of August 4, 2008, by and between Ferrellgas, L.P., Ferrellgas Finance Corp. and the initial purchasers named therein. Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed August 5, 2008.

4.8
Registration Rights Agreement dated as of December 17, 1999, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.9
First Amendment to the Registration Rights Agreement dated as of March 14, 2000, by and between Ferrellgas Partners, L.P. and Williams Natural Gas Liquids, Inc. Incorporated by reference to Exhibit 4.9 to our Quarterly Report on Form 10-Q filed March 10, 2009.

4.10
Second Amendment to the Registration Rights Agreement dated as of April 6, 2001, by and between Ferrellgas Partners, L.P. and The Williams Companies, Inc. Incorporated by reference to Exhibit 4.10 to our Quarterly Report on Form 10-Q filed March 10, 2009.

Exhibit
Number	Description
4.11
Third Amendment to the Registration Rights Agreement dated as of June 29, 2005, by and between JEF Capital Management, Inc. and Ferrellgas Partners, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 30, 2005.

10.1
Fifth Amended and Restated Credit Agreement dated as of April 22, 2005, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent and swing line lender, and the lenders and L/C issuers party hereto. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed June 8, 2005.

10.2
First Amendment to Fifth Amended and Restated Credit Agreement dated as of April 11, 2008, by and among Ferrellgas, L.P., a Delaware limited partnership (the “Borrower”), Ferrellgas Inc., a Delaware corporation and sole general partner of the Borrower (the “General Partner”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and L/C Issuer, and the Lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2008.

10.3
Second Amendment to Fifth Amended and Restated Credit Agreement dated as of October 15, 2008, by and among Ferrellgas, L.P., a Delaware limited partnership (the “Borrower”), Ferrellgas Inc., a Delaware corporation and sole general partner of the Borrower (the “General Partner”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and L/C Issuer, and the Lenders party hereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 16, 2008.

* 10.4
Third Amendment to Fifth Amended and Restated Credit Agreement dated as of April 15, 2009, by and among Ferrellgas, L.P., a Delaware limited partnership (the “Borrower”), Ferrellgas Inc., a Delaware corporation and sole general partner of the Borrower (the “General Partner”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and L/C Issuer, and the Lenders party hereto.

10.5
Credit Agreement dated as of May 1, 2007, by and among Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. as the general partner of the borrower, Bank of America N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 4, 2007.

10.6
Lender Addendum dated as of June 6, 2006, by and among Deutsche Bank Trust Company Americas as the new lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed October 12, 2006.

10.7
Commitment Increase Agreement dated as of August 28, 2006, by and among Fifth Third Bank as the lender, Ferrellgas, L.P. as the borrower, Ferrellgas, Inc. and Bank of America, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed October 12, 2006.

10.8
Amended and Restated Receivable Interest Sale Agreement dated June 7, 2005 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, L.L.C., as buyer. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed June 8, 2005.

Exhibit
Number	Description
10.9
Amendment No. 1 to the Amended and Restated Receivable Interest Sale Agreement and Subordinated Note dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on June 8, 2006.

10.10
Amendment No. 2 to the Amended and Restated Receivable Interest Sale Agreement dated June 6, 2006 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed October 12, 2006.

10.11
Amendment No. 3 to the Amended and Restated Receivable Interest Sale Agreement dated May 31, 2007 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed June 1, 2007.

10.12
Amendment No. 4 to the Amended and Restated Receivable Interest Sale Agreement dated May 5, 2008 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K Filed May 6, 2008.

10.13
Second Amended and Restated Receivable Sale Agreement dated April 15, 2009 between Ferrellgas, L.P., as originator, and Ferrellgas Receivables, LLC, as buyer. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K Filed April 20, 2009.

10.14
Second Amended and Restated Receivables Purchase Agreement dated as of June 6, 2006, by and among Ferrellgas Receivables, L.L.C., as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed June 8, 2006.

10.15
Amendment No. 1 to Second Amended and Restated Receivables Purchase Agreement dated August 18, 2006, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed August 18, 2006.

10.16
Amendment No. 2 to Second Amended and Restated Receivables Purchase Agreement dated May 31, 2007, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 1, 2007.

10.17
Amendment No. 3 to Second Amended and Restated Receivables Purchase Agreement dated May 5, 2008, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Jupiter Securitization Corporation, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 6, 2008.

Exhibit
Number	Description
10.18
Third Amended and Restated Receivables Purchase Agreement dated April 15, 2009, by and among Ferrellgas Receivables, LLC, as seller, Ferrellgas, L.P., as servicer, Falcon Asset Securitization Company LLC, the financial institutions from time to time party hereto, Fifth Third Bank and JPMorgan Chase Bank, NA, as agent. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 20, 2009.

# 10.19
Ferrell Companies, Inc. Supplemental Savings Plan, as amended and restated effective January 1, 2009. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 25, 2009.

# 10.20	Second Amended and Restated Ferrellgas Unit Option Plan. Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed March 10, 2009.

# 10.21
Ferrell Companies, Inc. 1998 Incentive Compensation Plan, as amended and restated effective October 11, 2004. Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed October 13, 2004.

# 10.22	Employment Agreement between James E. Ferrell and Ferrellgas, Inc., dated July 31, 1998. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 10, 2009.

# 10.23
Waiver to Employment, Confidentiality, and Non-Compete Agreement by and among Ferrell Companies, Inc., Ferrellgas, Inc., James E. Ferrell and Greatbanc Trust Company, dated as of December 19, 2006. Incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed March 9, 2007.

# 10.24
Amended and Restated Employment Agreement dated October 11, 2004, by and among Ferrellgas, Inc., Ferrell Companies, Inc. and Billy D. Prim. Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed October 13, 2004.

# 10.25
Agreement and Release dated as of August 15, 2006 by and among Kenneth A. Heinz, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners, L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed August 18, 2006.

# 10.26
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Stephen L. Wambold and Ferrellgas, Inc. Incorporated by reference to exhibit 10.21 to our Quarterly Report on Form 10-Q filed March 7, 2008.

# 10.27
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Eugene D. Caresia and Ferrellgas, Inc. Incorporated by reference to exhibit 10.22 to our Quarterly Report on Form 10-Q filed March 7, 2008.

# 10.28
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between George L. Koloroutis and Ferrellgas, Inc. Incorporated by reference to exhibit 10.24 to our Quarterly Report on Form 10-Q filed March 7, 2008.

Exhibit
Number	Description
# 10.29
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Patrick J. Walsh and Ferrellgas, Inc. Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q filed March 7, 2008.

# 10.30
Amended and Restated Change In Control Agreement dated as of March 5, 2008 by and between Tod D. Brown and Ferrellgas, Inc. Incorporated by reference to exhibit 10.26 to our Quarterly Report on Form 10-Q filed March 7, 2008.

# 10.31
Change In Control Agreement dated as of March 5, 2008 by and between J. Ryan VanWinkle and Ferrellgas, Inc. Incorporated by reference to exhibit 10.27 to our Quarterly Report on Form 10-Q filed March 7, 2008.

# 10.32
Change In Control Agreement dated as of March 5, 2008 by and between Richard V. Mayberry and Ferrellgas, Inc. Incorporated by reference to exhibit 10.28 to our Quarterly Report on Form 10-Q filed March 7, 2008.

# 10.33
Change In Control Agreement dated as of October 9, 2006 by and between James E. Ferrell and Ferrellgas, Inc. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed October 12, 2006.

# 10.34
Agreement and release dated as of December 4, 2007 by and among Brian J. Kline, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas L.P. Incorporated by reference to Exhibit 10.33 to our Quarterly Report on Form 10-Q filed December 6, 2007.

# 10.35
Agreement and release dated as of March 28, 2008 by and among Kevin T. Kelly, Ferrellgas, Inc., Ferrell Companies, Inc., Ferrellgas Partners L.P. and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 28, 2008.

# 10.36
Services Agreement dated as of September 26, 2008 by and between Samson Dental Practice Management, LLC and Ferrellgas, L.P. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed September 29, 2008.

# 10.37
Amendment No. 1 to Services Agreement dated as of September 26, 2008 by and between Samson Dental Practice Management, LLC and Ferrellgas, L.P. Incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed May 4, 2009.

# 10.38
Change In Control Agreement dated as of December 8, 2008 by and between Jennifer A. Boren and Ferrellgas, Inc. incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q filed December 9, 2008.

Exhibit
Number	Description
* 31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

* 31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

* 31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

* 31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

* 32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

* 32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

* 32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

* 32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

#	Management contracts or compensatory plans.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FERRELLGAS PARTNERS, L.P. By Ferrellgas, Inc. (General Partner)
Date: June 8, 2009	By:	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS PARTNERS FINANCE CORP.
Date: June 8, 2009	By:	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

FERRELLGAS, L.P. By Ferrellgas, Inc. (General Partner)
Date: June 8, 2009	By:	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Senior Vice President and Chief Financial Officer; Treasurer (Principal Financial and Accounting Officer)

FERRELLGAS FINANCE CORP.
Date: June 8, 2009	By:	/s/ J. Ryan VanWinkle
J. Ryan VanWinkle
Chief Financial Officer and Sole Director

EXHIBIT INDEX

Exhibit
No.	Description
10.4
Third Amendment to Fifth Amended and Restated Credit Agreement dated as of April 15, 2009, by and among Ferrellgas, L.P., a Delaware limited partnership (the “Borrower”), Ferrellgas Inc., a Delaware corporation and sole general partner of the Borrower (the “General Partner”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), Swing Line Lender and L/C Issuer, and the Lenders party hereto.

31.1	Certification of Ferrellgas Partners, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Ferrellgas Partners Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.3	Certification of Ferrellgas, L.P. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.4	Certification of Ferrellgas Finance Corp. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Ferrellgas Partners, L.P. pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Ferrellgas Partners Finance Corp. pursuant to 18 U.S.C. Section 1350.

32.3	Certification of Ferrellgas, L.P. pursuant to 18 U.S.C. Section 1350.

32.4	Certification of Ferrellgas Finance Corp. pursuant to 18 U.S.C. Section 1350.